Form 10QSB
period 2000-06-30
PLAINVIEW LABORATORIES INC
filed 2000-08-11
CIK 1112999

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[x] Quarterly Report under Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                For the quarterly period ended June 30, 2000
--------------------------------------------------------------------------------

[] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to ___________
--------------------------------------------------------------------------------

                      Commission File Number: 000-30717

                        Plainview Laboratories, Inc.
--------------------------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)

         Nevada                                             88-0409261
-------------------------------                        ------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification
                                                        No.)

                                308 Horn Street
                                Las Vegas, NV  89107
--------------------------------------------------------------------------------
                      (Address of principal executive offices)

                                  (702) 203-8477
--------------------------------------------------------------------------------
                           (Issuer's telephone number)
--------------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                  Yes [ ]  No [X]

             APPLICABLE  ONLY  TO  ISSUERS  INVOLVED  IN  BANKRUPTCY
                 PROCEEDING  DURING  THE  PRECEDING  FIVE  YEARS

Check whether the Registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                                  Yes [ ]  No [ ]

Securities to be registered under section 12(g)of the Act:

Common Stock, $.001 par value per share, 20,000,000 shares authorized, 1,000,000 issued and outstanding as of June 30, 2000. Preferred Stock, $.001 par value per share, 5,000,000 shares authorized, none issued nor outstanding as of June 30, 2000.

Traditional Small Business Disclosure Format (check one) Yes [  ] No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................   4
          Independent Auditors' Report.........................   5
          Balance Sheet........................................   6
          Income Statement.....................................   7
          Changes in Stockholders' Equity.......................  8
          Statement of Cash Flows...............................  9
          Footnotes.............................................10-11

Item 2.   Management's Discussion and Analysis of Plan
          of Operation.......................................... 12

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................  16

Item 2.   Changes in Securities and Use of Proceeds............  16

Item 3.   Defaults upon Senior Securities......................  16

Item 4.   Submission of Matters to a Vote
          of Security Holders..................................  16

Item 5.   Other Information..................................... 16

Item 6.   Exhibits and Reports on Form 8-K...................... 16

Signatures...................................................... 17

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

              (Financial Statements Commence on Following Page)

G. BRAD BECKSTEAD
Certified Public Accountant

330 E. Warm Springs
Las Vegas, NV 89119
702.528.1984
425.928.2877 (efax)


                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT


Board of Directors
Plainview Labratories, Inc.
Las Vegas, NV


I have reviewed the accompanying balance sheet of Plainview Labratories, Inc. as of June 30, 2000 and the related statements of income, shareholder's equity, and cash flows for the three-month ended June 30, 2000 and December 31, 1998 (Date of Inception) to June 30, 2000. These financial statements are the responsibility of the Company's management.

I conducted my reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my reviews, I am not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.



/s/ G. Brad Beckstead, CPA
--------------------------

July 31, 2000
Las Vegas, Nevada
License #2701

                        Plainview Laboratories, Inc.
                        (A Development Stage Company)

                               Balance Sheet
                               June 30, 2000


BALANCE SHEET

Assets
Cash                                               $      858
                                                   ----------
Total Assets                                       $      858
                                                   ==========


Liabilities and Stockholders' Equity

Common stock, $0.001 par value,
   20,000,000 shares authorized; 1,000,000
shares issued and outstanding
at 6/30/00                                              1,000

Deficit accumulated during development stage             (142)
                                                   ----------
           Total Stockholders' Equity                     858
                                                   ----------
Total Liabilities and Stockholders' Equity         $      858
                                                   ==========




         See accompanying "Independent Accountant's Review Report".

                        Plainview Laboratories, Inc.
                        (A Development Stage Company)

                            Income Statement
                             For the period
               December 31, 1998 (Date of Inception) to
                               June 30, 2000


INCOME STATEMENT

                                           December 31, 1998
                                           (Inception) to
                                           June 30, 2000
                                           -------------
Revenue                                     $        -0-

General and administrative expenses                (142)
                                            ------------

Net loss                                    $      (142)
                                            ============



Weighted average number of
common shares outstanding                     1,000,000

    Net loss per share                      $       -0-
                                            ============


         See accompanying "Independent Accountant's Review Report".

                        Plainview Laboratories, Inc.
                         (A Development Stage Company)

                Statement of Changes in Stockholders' Equity
                                For the period
                     December 31, 1998 (Date of Inception)
                               to June 30, 2000


STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                               Deficit
                                               Accumulated
                                               During         Total
                          Common       Stock   Development    Stockholders'
                          Shares       Amount  Stage          Equity
                        ---------     -------   ---------     ---------
March 31, 2000
Issued for cash         1,000,000     1,000.00                 1,000.00

Net Loss
December 31, 1988
(inception) to
June 30, 2000                                   (142.00)       (142.00)
                        -----------------------------------------------

Balance as of
June 30, 2000         1,000,000   $ 1,000.00      $ (142.00)   $858.00
                       =========   ==========      ========   =========


         See accompanying "Independent Accountant's Review Report".

                        Plainview Laboratories, Inc.
                       (A Development Stage Company)

                          Statement of Cash Flows
                              For the period
                   December 31, 1998 (Date of Inception)
                             to June 30, 2000


STATEMENT OF CASH FLOWS


CASH FLOWS USED BY OPERATING ACTIVITIES
Net loss                                              (142)
                                                   --------
Net cash used by operating activities                 (142)
                                                   --------
CASH FLOWS FROM INVESTING ACTIVITIES

    Net cash used by investing activities               -0-
                                                   --------

CASH FLOWS FROM FINANCING ACTIVITIES

    Issuance of capital stock                        1,000
                                                   --------
    Net cash provided by financing activities        1,000
                                                   --------
    Beginning cash                                     -0-
                                                   --------
    Ending cash                                        858
                                                   --------


NON-CASH TRANSACTIONS

     Interest expense                                 -0-
     Income taxes                                     -0-



         See accompanying "Independent Accountant's Review Report".

Plainview Laboratories, Inc.
(A Development Stage Company)
Footnotes


Note 1 - History and organization of the company

The Company was organized December 31, 1998 (Date of Inception) under the laws of the State of Nevada. The Company has no operations and in accordance with SFAS #7, the Company is considered a development stage company. The Company is authorized to issue 20,000,000 shares of $0.001 par value common stock and 5,000,000 of its $0.001 par value common stock.

Note 2 - Summary of significant accounting policies

Accounting policies and procedures have not been determined except as follows:

1.  The Company uses the accrual method of accounting.

2. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

3. The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of June 30, 2000.

4. Earnings per share (EPS) is computed using the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Since the Company has no common shares that are potentially issuable, such as stock options, convertible preferred stock and warrants, basic and diluted EPS are the same. The Company had no dilutive common stock equivalents such as stock options as of June 30, 2000.

5. The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

6. The Company will review its need for a provision for federal income tax after each operating quarter and each period for which a statement of operations is issued.

7.  The Company has adopted December 31 as its fiscal year end.

Note 3 - Income taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expenses (benefit) results from the net change during the year of deferred tax assets and liabilities.

There is no provision for income taxes for the year ended June 30, 2000, due to the net loss and no state income tax in Nevada.

Plainview Laboratories, Inc.
(A Development Stage Company)
Footnotes
June 30, 2000



Note 4 - Stockholders' Equity

The Company is authorized to issue 20,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock.

On March 14, 2000, the Company issued 1,000,000 shares of its $.001 par value common stock for cash of $1,000.

There have been no other issuances of common or preferred stock.

Note 5 - Going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

Note 6 - Related party transactions

The Company does not lease or rent any property. Office services are provided without charge by a director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.
The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Note 7 - Warrants and options

There are no warrants or options outstanding to acquire any additional shares of common stock.

Note 7 - Year 2000 issue

The Year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 issue may be experienced before, on, or after January 1, 2000, and if not addressed, the impact on operations and financial reporting may range from minor errors to significant system failure which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 issue affecting the entity, including those related to the efforts of customers, suppliers, or other third parties will be fully resolved.

2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

The Company was formed on December 31, 1998, under the laws of the State of Nevada. The Company has been inactive from the date of inception through March 14, 2000. At that time, the Company issued 1,000,000 shares of its $0.001 par value common stock for cash of $1,000. Since the Company has been inactive since its date of inception, there has been no costs to the Company. Management recognizes that the Company needs to be further capitalized before it can initiate its business plan. The Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is, however, the intent of the Company to seek to raise additional capital via a private placement offering pursuant to Regulation "D" Rule 505 or 506 or a private placement.

The Company does not have any preliminary agreements or understandings between the company and its stockholders/officers and directors with respect to loans or financing to operate the company. The Company currently has no arrangements or commitments for accounts and accounts receivable financing. There can be no assurance that any such financing can be obtained or, if obtained, that it will be on reasonable terms.

This is a developmental stage company. The Company hopes to produce generic pharmaceutical products, through contract laboratories and manufacturing facilities, for pharmaceutical products that have lost their innovator patent, and where no other generics for these products are currently available on the market. If successful, the Company plans to distribute this product into the marketplace through drug wholesalers, chain pharmacies and State Medicaid programs.

It is the Company's intention to enter the marketplace with the first versions of generic drugs, after their innovator patents have expired. There are no guarantees that other generic pharmaceuticals could not enter the market first with a similar product beforehand. Other companies could be developing a similar product; if they enter the market first, this would dramatically curtail any earnings potential for the Company. Additionally, a superior competitive product could force the Company out of business.

As of June 30, 2000, the Company has yet to generate any revenues. In addition, the Company does not expect to generate any revenues over the next approximately twenty-four months.

Management believes that the Company's future growth and success will be largely dependent on its ability to obtain an ANDA (Abbreviated New Drug Application) from the FDA to produce and market a pharmaceutical product where the patent on the brand name product has expired, and then subsequently market a generic version.

The Company has not incurred any research and development costs from December 31, 1998 (date of inception) through June 30, 2000. The for Research activities are not expected to be borne by any of the Company's customers, of which there are none, but rather by the Company.

Management does not anticipate any significant changes in the number of its employees over the next approximately twelve (12) months.


Going Concern - The Company experienced operating losses for the period
Ended June 30, 2000. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations

Unclassified Balance Sheet - In accordance with the provisions of SFAS
No. 53, the Company has elected to present an unclassified balance sheet. Earnings per share (EPS) is computed using the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Since the Company has no common shares that are potentially issuable, such as stock options, convertible preferred stock and warrants, basic and diluted
EPS are the same. The Company had no dilutive common stock equivalents such as stock options as of June 30, 2000.

The Company has not pursued or explored any opportunities for an acquisition or merger. This does not preclude that the Company may not explore any opportunities in the future.


Results of Operations

As of June 30, 2000, the Company has yet to generate any revenues. In addition, the Company does not expect to generate any revenues over the next approximately to twenty-four (24) months.

Plan of Operation

This is a developmental stage company. Through contract laboratories and manufacturing facilities, the Company hopes to produce generic pharmaceutical products for pharmaceuticals that have lost their innovator patent and for which no other generics are currently available on the market. If successful, the Company plans to distribute these products in the general marketplace through drug wholesalers, chain pharmacies and State Medicaid programs.

Although it is the Company's intention to enter the marketplace with the first versions of generic drugs after their innovator patents have expired, there are no guarantees that other generic pharmaceuticals could not enter the market first with a similar product beforehand. Other companies could be developing a similar product; if they enter the market first, this would dramatically curtail any earnings potential for the Company. Additionally, a superior competitive product could force the Company out of business.

Liquidity and Capital Resources

The Company was formed on December 31, 1998, under the laws of the State of Nevada. The Company issued 1,000,000 shares of its $0.001 par value common stock for cash of $1,000. The Company has been inactive from the date of inception through March 14, 2000, at which time it better developed its business plan. As the Company has been inactive since its date of inception, it has incurred no costs. Management recognizes that the Company needs to be further capitalize before it can initiate its business plan. The Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is, however, the intent of the Company to seek to raise additional capital via a private placement offering pursuant to Regulation "D" Rule 505 or 506 or a private placement.

The Company does not have any preliminary agreements or understandings between with its stockholders/officers and directors with respect to loans or financing to operate the company. The Company currently has no arrangements or commitments for accounts and accounts receivable financing. There can be no assurance that any such financing can be obtained or, if obtained, that it will be on reasonable terms.

The Company currently has one (1) employee: one President. All of the research and development with be subcontracted to outside laboratories and a manufacturing facility. This subcontracting will be coordinated by the President of the Company. If the company can obtain an ANDA from the FDA for a generic pharmaceutical product, at that time the Company will either consider adding more employees, or selling its rights to market the product to another Company.

The Company has no material commitments for capital expenditures nor does it foresee the need for such expenditures over the next year. It does not expect to purchase or sell any of its facilities or equipment and because of its intention to sub-contract all of its development and research work to other companies, management does not believe there is any need to bear the expense of leasing office facilities.

Management feels that this arrangement is suitable given the limited nature of the Company's current operations, and further that this will remain the case for the next twenty-four (24) months. There are currently no proposed programs for renovating, improving or developing the facilities currently being used by the Company.

Furthermore, the Company does not currently own nor has it made any investments in real estate, including real estate mortgages, and does not intend to make such investments in the near future.

Market For Company's Common Stock

The common stock of the Company is currently not traded on the OTC Bulletin Board or any other formal or national securities exchange. There is no trading market for the Company's Common Stock at present and there has been no trading market to date. At this time, management has not undertaken any discussions, preliminary or otherwise, with any prospective market maker concerning the participation of such market maker in the aftermarket for the Company's securities, but the Company may initiate such discussions in the future. In addition, being a start-up, there is no fiscal history to disclose.

Similarly, there is currently no Common Stock which is subject to outstanding options or warrants to purchase, or securities convertible into, the Company's Common Stock, as there is no common Stock of the Company which could be sold under Rule 144 under the Securities Act of 1933, as amended, or that the registrant has agreed to register for sale by the security holders.
There is likewise no common equity that is being or is proposed to be publicly offered by the registrant, the offering of which could have a material effect on the market price of the issuer's common equity.

Dividend Policy

The Company has never paid or declared any dividend on its Common Stock and does not anticipate paying cash dividends in the foreseeable future.

Forward-Looking Statements

This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's

Forward-Looking Statements (Cont'.)

expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

                           PART II OTHER INFORMATION

ITEM 1.  Legal Proceedings

The Company is not a party to any legal proceedings.

ITEM 2.  Changes in Securities and Use of Proceeds

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended June 30, 2000, no matters were submitted to the Company's security holders.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits and Reports on Form 8-K

None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Plainview Laboratories, Inc.
                                     -----------------------------
                                     (Registrant)


By: /s/ Juliann DeStefano
---------------------------
Juliann DeStefano, Chairman of the Board,
President and Chief Executive Officer

Dated:  August 8, 2000