Form 10QSB
period 2000-09-30
BOPPERS HOLDINGS INC /NV/
filed 2000-10-05
CIK 1112999

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-QSB

(Mark One)

[x] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

              For the quarterly period ended September 30, 2000
--------------------------------------------------------------------------------

[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to ___________
--------------------------------------------------------------------------------

                         Commission File Number: 000-30717
--------------------------------------------------------------------------------

                             BOPPERS HOLDINGS, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Nevada                                           88-0409261
-------------------------------                     ------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

                             1801 E. Tropicana, Suite 9
                                Las Vegas, NV  89119
--------------------------------------------------------------------------------
                      (Address of principal executive offices)

                                  (702) 893-2556
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

                         Plainview Laboratories, Inc.
       --------------------------------------------------------------
       (Former name or former address, if changed since last report.)
--------------------------------------------------------------------------------

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

                                                  Yes [ ]  No [ ]

Common Stock, $.001 par value per share, 200,000,000 shares authorized, 5,062,275 issued and outstanding as of September 30, 2000. Preferred Stock, $.001 par value per share, 20,000,000 shares authorized, none issued nor outstanding as of September 30, 2000.

Traditional Small Business Disclosure Format (check one) Yes [  ] No [X]


NOTE: THIS AMENDMENT IS BEING FILED TO REFLECT THE INCLUSION OF THE INDEPENDENT AUDITORS' REPORT.

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................   3
          Balance Sheet (unaudited)............................   4
          Statements of Operations (unaudited).................   5
          Statements of Cash Flows (unaudited).................   6
          Notes to Financial Statements........................  7-9

Item 2.  Management's Discussion and Analysis of Plan
         of Operation..........................................   10


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................   13

Item 2.   Changes in Securities and Use of Proceeds............   13

Item 3.   Defaults upon Senior Securities......................   13

Item 4.   Submission of Matters to a Vote
          of Security Holders..................................   13

Item 5.   Other Information.....................................  13

Item 6.   Exhibits and Reports on Form 8-K......................  13

Signatures......................................................  14



PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

              (Financial Statements Commence on Following Page)

                             Boppers Holdings, Inc.
                         (a Development Stage Company)
                                   Balance Sheet
                   September 30, 2000 and December 31, 1999,


BALANCE SHEET

                                                 September 30     December 31
                                                      2000           1999
                                                    -------       -----------
Assets
Current assets

   Cash                                            $     906      $      -



Total Assets                                       $     906      $      -

Liabilities and Stockholders' Equity

Liabilities                                        $       -      $      -

Stockholders' Equity
   Common stock, $0.001 par value
   200,000,000 shares authorized
   5,062,275 shares issued
   and outstanding                                     5,062           562

   Preferred stock, $0.001 par value,
   20,000,000 shares authorized
   no shares issued and outstanding                        -             -

Additional paid-in capital                               496         4,896

Deficit                                               (5,510)       (5,458)

   Total stockholders' equity                            906             -

Total Liabilities and Stockholders' Equity         $     906      $      -
                                                   =========      ========

                         Boppers Holdings, Inc.
                     (a Development Stage Company)
                        Statement of Operations
                 For the Nine Months Ending September 30, 2000,
                  For the Year Ending December 31, 1999,
       and for the Period July 15, 1997 (Inception) to September 30, 2000



STATEMENT OF OPERATIONS

                        Nine Months    Year          July 15, 1997
                        Ending         Ending        (Inception) to
                        Sept 30,       December 31,   Sept 30,
                        2000           1999           2000
Revenue                 $    -         $     -         $     -

General and
administrative
expenses                     52              -           5,510

Net loss                $   (52)       $     -         $(5,510)

Weighted average
number of common
shares outstanding     5,062,275       5,062,275      4,589,784

Net loss per share      $    -         $     -         $     -



                          Boppers Holdings, Inc.
                     (a Development Stage Company)
                         Statement of Cash Flows
                For the Nine Months Ending September 30, 2000,
                 For the Year Ending December 31, 1999
     and for the Period July 15, 1997 (Inception) to September 30, 2000


STATEMENT OF CASH FLOWS


                                           Nine Months   Year   July 15, 1997
                                           Ending        Ending (Inception) to
                                           Sept 30,      Dec. 31,   Sept 30,
                                           2000          1999        2000

Cash flows from operating activities

Net loss                                  $  (52)    $      -     $  (5,510)

Adjustment to reconcile net income
to net cash used                               -            -           360

Net cash used by operating activities        (52)           -        (5,150)

Cash flows from investing activities

Net cash provided (used)
   by investing activities                   858         -              858

Cash flows from financing activities:

Issuance of capital stock                                             5,098

Contributed capital received                 100                        100

Net cash provided by
  financing activities                       100                      5,198
Net (decrease) increase in cash              906                        906

Cash - beginning                               -          -               -

Cash - ending                      $         906  $       -       $     906

Supplemental disclosures

Interest paid                      $              $               $

Income taxes paid                  $              $               $

Non cash financing activities:

Common stock increased due
to stock splits                    $              $               $      94

Additional paid in capital
reduced due
to stock splits                                                        (94)

Common stock issued in exchange for
expenses paid                                                           360

Total                              $             $                $     360


                             Boppers Holdings, Inc.
                        (a Development Stage Company)
                        Notes to Financial Statements
                              September 30, 2000


Note 1 - History and organization of the company

The Company was organized on July 15, 1997 (Date of Inception) under the laws of the State of Nevada, as Boppers Holdings, Inc. The Company has limited operations, and in accordance with SFAS #7, the Company is considered a development stage company.

Note 2 - Accounting policies and procedures

Accounting policies and procedures have not been determined except as follows:

Accounting method
-----------------
The Company reports income and expenses on the accrual method.

Estimates
---------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents
-------------------------
The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of September 30, 2000.

Reporting on the costs of start-up activities
---------------------------------------------
Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities," which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been no material effect on the Company's financial statements.

Loss per share
--------------
Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.
As of September 30, 2000, the Company had no dilutive common stock equivalents, such as stock options or warrants.

Dividends
---------
The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid or declared since inception.

Year end
--------

The Company has adopted December 31 as its fiscal year end.

                              Boppers Holdings, Inc.
                         (a Development Stage Company)
                         Notes to Financial Statements
                              September 30, 2000


Note 3 - Income taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS
#109) "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. There is no provision for income taxes for the period ended September 30, 2000 due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations.


Note 4 - Stockholder's equity

The Company is authorized to issue 200,000,000 shares of its $0.001 par value common stock and it is authorized to issue 20,000,000 shares of its $0.001 par value preferred stock.

On July 15, 1997, the Company issued 97,987 shares of its $0.001 par value common stock to its founding stockholders.

On August 6, 1997, the Company sold 10,000 shares of its $0.001 par value common stock in exchange for cash in the amount of $10,000. $10 is considered common stock and $4,990 is considered additional paid-in capital.

On August 29, 1997, the board of directors authorized a 7.5 to 1 forward stock split of its $0.001 par value common stock. The effect of the transaction increased the issued and outstanding common stock by 701,915 shares, increased the value of the common stock by $702, and decreased the value of the additional paid-in capital by $702.

On November 26, 1997, the board of directors authorized a 4 to 1 reverse stock split of its $0.001 par value common stock. The effect of the transaction decreased the issued and outstanding common stock by 607,427 shares, decreased the value of the common stock by $608, and increased the value of the additional paid-in capital by $608.

On December 31, 1997, the Company issued 360,000 shares of its $0.001 par value common stock in exchange for services rendered to the Company valued at $360.

On April 30, 2000, the Company received $100 from a stockholder. The amount is considered additional paid-in capital.

On August 31, 2000, the board of directors authorized a 9 for 1 forward stock Split of its $0.001 par value common stock. The effect of the transaction increased the issued and outstanding common stock from 562,475 to 5,062,275. This increased the number the issued and outstanding common stock by 4,499,800 shares, increased the value of the common stock by $4,500, and decreased the value of the additional paid-in capital by $4,500.

There have been no other issuances of common stock.

Note 5 - Going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. Certain stockholders have committed to contribute sufficient capital to cover the Company's operating expenses. The amounts provided are considered additional paid-in capital.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

                            Boppers Holdings, Inc.
                       (a Development Stage Company)
                       Notes to Financial Statements
                             September 30, 2000

Note 6 - Warrants and options

There are no warrants or options outstanding to acquire any additional shares of common stock.

Note 7 - Related party transactions

The Company does not own, lease, or rent any property. Office services are provided without charge by a director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

Boppers Holdings, Inc. (the "Company") was originally incorporated on July 15, 1997, under the laws of the State of Nevada to engage in any lawful corporate activity, including, but not limited to, selected mergers and acquisitions.

The Company has been in the developmental stage since inception and has no principal operations to date. Other than issuing shares to its shareholders, the Company never commenced any operational activities.
As such, the Company's sole purpose during the past nine months was to locate a merger or acquisition opportunity with a private entity. The Board of Directors of the Company has elected to commence implementation of the Company's principal business purpose described below under "Plan of Operation."

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and shareholders of the Company will no longer be in control of the Company. In addition, the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders or may sell their stock in the Company. Any terms of sale of the shares presently held by officers and/or directors of the Company will be also afforded to all other shareholders of the Company on similar terms and conditions. Any and all such sales will only be made in compliance with the securities laws of the United States and any applicable state.

In November, 1999, the Company was approved for trading on the National Quotation Bureau's Pink Sheets. In August, 2000, the Company signed an "Agreement and Plan of Merger" between itself and Plainview Laboratories, Inc., a fully reporting Nevada corporation, where Boppers Holdings, Inc. became the successor company.

Loss Per Share - The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" that established standards for the computation, presentation and disclosure of earnings per share ("EPS"), replacing the presentation of Primary EPS with a presentation of Basic EPS. It also requires dual presentation of Basic EPS and Diluted EPS on the face of the income statement for entities with complex capital structures. The Company did not present Diluted EPS since it has a simple capital structure.

Results of Operations

As of September 30, 2000, the Company has yet to generate any revenues. In addition, until the Company can make a successful acquisition it does not expect to generate any revenues.

In its most recent nine month operating period ended September 30, 2000, the Company incurred a net loss of approximately $52. For the operating period that ended September 30, 2000, the Company incurred a net loss of approximately $52 and a positive cash flow of $858 from its acquisition of Plainview Laboratories, Inc. It has yet to receive any revenues from operations. During the period January 1, 2000 through September 30, 2000, the Company had a loss of $52. This loss is in line with company expectations, as the Company has been inactive.

Plan of Operation

During the Third Quarter the company signed a letter of intent to acquire eSmart Systems Inc., a Nevada Corporation. eSmart Systems Inc. designs, builds, operates and maintains systems that incorporate the use of smart cards. eSmart Systems Inc. specializes in solutions to problems that can be solved by the use of smart card technology. A smart card is a device that looks like a normal credit card which carries information on a magnetic stripe. Like a traditional credit card, the smart card uses an integrated circuit chip as its main memory. The terms of the letter of intent require that the Company finalize its acquisition during the Fourth Quarter of this fiscal year.

Liquidity and Capital Resources

The Company's primary sources of liquidity since its inception have been the sale of shares of common stock from shareholders, which were used during the period from inception (July 15, 1997) through September 30, 2000.

The Company is authorized to issue 200,000,000 shares of its $0.001 par value common stock and it is authorized to issue 20,000,000 shares of its $0.001 par value preferred stock. An Amendment to the Articles of Incorporation was filed with the Nevada Secretary of State on August 11, 2000 to increase the number of authorized shares stated.

On July 15, 1997, the Company issued 97,987 shares of its $0.001 par value common stock to its founding stockholders.

On August 6, 1997, the Company sold 10,000 shares of its $0.001 par value common stock in exchange for cash in the amount of $10,000.

On August 29, 1997, the board of directors authorized a 7.5 to 1 forward stock split of its $0.001 par value common stock.

On November 26, 1997, the board of directors authorized a 4 to 1 reverse stock split of its $0.001 par value common stock.

On December 31, 1997, the Company issued 360,000 shares of its $0.001 par value common stock in exchange for services rendered to the Company valued at $360.

On April 30, 2000, the Company received $100 from a stockholder. The amount is considered additional paid-in capital.

On August 31, 2000, the board of directors authorized a 9 for 1 forward stock Split of its $0.001 par value common stock. The effect of the transaction increased the issued and outstanding common stock from 562,475 to 5,062,275.

As stated, the Company has five million sixty-two thousand two hundred seventy-five (5,062,275) shares of its $0.001 par value common voting stock issued and outstanding. Management recognizes that it needs to find a merger candidate to remain a going-concern.

The Company currently has 2 employees who are both officers and directors of the Company. These employees received no compensation through September 30, 2000.

The Company has no material commitments for capital expenditures nor does it foresee the need for such expenditures over the next year.

Market For Company's Common Stock

In November, 1999, the Company's common stock was listed on the National Quotation Bureau's Pink Sheets, under the trading symbol BOPP.

Dividend Policy

The Company has never paid or declared any dividend on its Common Stock and does not anticipate paying cash dividends in the foreseeable future.

Forward-Looking Statements

This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

                           PART II OTHER INFORMATION

ITEM 1.  Legal Proceedings

The Company is not a party to any legal proceedings.

ITEM 2.  Changes in Securities and Use of Proceeds

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended September 30, 2000, the shareholders by majority vote, approved the following:

1) To increase the number of authorized common shares from 25,000,000 to 200,000,000 common shares.
2) To increase the number of authorized preferred shares from none to 20,000,000 shares.
3) The approval of the "Agreement and Plan of Merger" between itself and Plainview Laboratories, Inc.
4)  The approval of the 9 for 1 forward stock split.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits and Reports on Form 8-K

The Company filed a Current Report dated August 30, 2000 on Form 8-K containing information pursuant to Item 1 ("Changes in Control of Registrant") entitled "Merger Agreement and Certificate of Merger" Item 2 ("Acquisition or Disposition of Assets"), entitled "Acquisition Agreement and Plan of Merger," and Item 7 ("Financial Statements, Pro Forma Financial Information and Exhibits") which included audited financial statements of BOPPERS Holdings, Plainview Laboratories, Inc. and consolidated pro forma statements.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                BARRINGTON LABORATORIES, INC.
                                (Registrant)

                                Dated:  October 4, 2000

                                /s/ T. J. Jesky
                                --------------------------------
                                T. J. Jesky, President and Chief
                                Executive Officer