Form 10QSB/A
period 2000-09-30
BOPPERS HOLDINGS INC /NV/
filed 2000-10-10
CIK 1112999

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                        AMENDMENT NO. 1 TO FORM 10-QSB

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

Traditional Small Business Disclosure Format (check one) Yes [  ] No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................   3
          Independent Accountants' Review Report...............   4
          Balance Sheet (unaudited)............................   5
          Statements of Operations (unaudited).................   6
          Statements of Cash Flows (unaudited).................   7
          Notes to Financial Statements........................  8-10

Item 2.  Management's Discussion and Analysis of Plan
         of Operation..........................................   11


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................   14

Item 2.   Changes in Securities and Use of Proceeds............   14

Item 3.   Defaults upon Senior Securities......................   14

Item 4.   Submission of Matters to a Vote
          of Security Holders..................................   14

Item 5.   Other Information.....................................  14

Item 6.   Exhibits and Reports on Form 8-K......................  14

Signatures......................................................  15



PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

              (Financial Statements Commence on Following Page)

G. BRAD BECKSTEAD
Certified Public Accountant
330 E. Warm Springs
Las Vegas, NV 89119
702.528.1984
425.928.2877 (efax)


                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors
Boppers Holdings, Inc.
(a Development Stage Company)
1801 E. Tropicana, Suite 9
Las Vegas, NV  89119

I have reviewed the accompanying balance sheet of Boppers Holdings, Inc., a Nevada corporation (a development stage company) as of September 30, 2000 and the related statements of operations for the nine-months period ended September 30, 2000, for calendar year December 31, 1999, and for the period July 15, 1997 (Inception) to September 30, 2000, and statements of cash flows for the nine-month periods ending September 30, 2000, year ending December 31, 2000 and for the period July 15, 1999 (Inception) to September 30, 2000. These financial statements are the responsibility of the Company's management.

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

Based on my reviews, I am not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has had limited operations and has not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

I have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Boppers Holdings, Inc. (a development stage company) as of June 30, 2000 and December 31, 1999 , and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in my report dated August 16, 2000, I expressed an unqualified opinion on those financial statements.


/s/ G. Brad Beckstead, CPA
--------------------------
October 4, 2000
License #2701

                             Boppers Holdings, Inc.
                         (a Development Stage Company)
                                   Balance Sheet
                   September 30, 2000 and December 31, 1999,


BALANCE SHEET

                                                 September 30       December 31
                                                      2000           1999
                                                    -------       -----------
Assets
Current assets

   Cash                                            $     906      $      -



Total Assets                                       $     906      $      -
                                                   =========      ========
Liabilities and Stockholders' Equity

Liabilities                                        $       -      $      -

Stockholders' Equity
   Common stock, $0.001 par value
   200,000,000 shares authorized
   5,062,275 shares issued
   and outstanding                                     5,062           562

   Preferred stock, $0.001 par value,
   20,000,000 shares authorized
   no shares issued and outstanding                        -             -

Additional paid-in capital                               496         4,896

Deficit                                               (5,510)       (5,458)

   Total stockholders' equity                            906             -

Total Liabilities and Stockholders' Equity         $     906      $      -
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



STATEMENT OF OPERATIONS

                        Nine Months    Year          July 15, 1997
                        Ending         Ending        (Inception) to
                        Sept 30,       December 31,   Sept 30,
                        2000           1999           2000
Revenue                 $    -         $     -         $     -

General and
administrative
expenses                     52              -           5,510
                        --------       -------         --------
Net loss                $   (52)       $     -         $(5,510)
                        ========       =======         ========
Weighted average
number of common
shares outstanding     5,062,275       5,062,275      4,589,784

Net loss per share      $    -         $     -         $     -



                          Boppers Holdings, Inc.
                     (a Development Stage Company)
                         Statement of Cash Flows
                For the Nine Months Ending September 30, 2000,
                 For the Year Ending December 31, 1999
     and for the Period July 15, 1997 (Inception) to September 30, 2000


STATEMENT OF CASH FLOWS


                                           Nine Months   Year   July 15, 1997
                                           Ending        Ending (Inception) to
                                           Sept 30,      Dec. 31,   Sept 30,
                                           2000          1999        2000

Cash flows from operating activities

Net loss                                  $  (52)    $      -     $  (5,510)

Adjustment to reconcile net income
to net cash used                               -            -           360

Net cash used by operating activities        (52)           -        (5,150)

Cash flows from investing activities

Net cash provided (used)
   by investing activities                   858         -              858

Cash flows from financing activities:

Issuance of capital stock                                             5,098

Contributed capital received                 100                        100

Net cash provided by
  financing activities                       100                      5,198
Net (decrease) increase in cash              906                        906
                                   ----------------------------------------
Cash - beginning                               -          -               -

Cash - ending                      $         906  $       -       $     906
                                   ----------------------------------------
Supplemental disclosures

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

As stated, the Company has five million sixty-two thousand two hundred seventy-five (5,062,275) shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately sixty (60) shareholders of record, including the Company's founder. Management recognizes that it needs to find a merger candidate to remain a going-concern.

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

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended September 30, 2000, the shareholders by majority vote, approved the following:

1) To increase the number of authorized common shares from 25,000,000 to 200,000,000 common shares.
2) To increase the number of authorized preferred shares from none to 20,000,000 shares.
3) The approval of the "Agreement and Plan of Merger" between itself and Plainview Laboratories, Inc.
4)  The approval of the 9 for 1 forward stock split, effective August 31, 2000.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits and Reports on Form 8-K

The Company filed a Current Report dated August 30, 2000 on Form 8-K containing information pursuant to Item 1 ("Changes in Control of Registrant") entitled "Merger Agreement and Certificate of Merger" Item 2 ("Acquisition or Disposition of Assets"), entitled "Acquisition Agreement and Plan of Merger," and Item 7 ("Financial Statements, Pro Forma Financial Information and Exhibits") which included audited financial statements of BOPPERS HOLDINGS, INC., Plainview Laboratories, Inc. and consolidated pro forma statements.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                BOPPERS HOLDINGS, INC.
                                (Registrant)

                                Dated:  October 6, 2000

                                /s/ T. J. Jesky
                                --------------------------------
                                T. J. Jesky, President and Chief
                                Executive Officer