Form 10QSB
period 2003-06-30
E-SMART TECHNOLOGIES INC
filed 2003-11-13
CIK 1112999

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C. 20549

                               Form 10Q-SB


(Mark One)
...X..	Quarterly report under section 13 or 15(d) of the Securities
        Exchange Act of 1934 for the quarterly period ended  June 30, 2003

.......	Transition report under section 13 or 15(d) of the Securities
        Exchange Act of 1934 for the transition period from ____________________ to ______________________.


                        Commission File No:  000-30717


                          E-SMART TECHNOLOGIES, INC.
                  (Name of small business in its charter)

           Nevada				         88-0409261
(State or other jurisdiction of incorporation)      (IRS Employer Id. No.)

             1810 Old Oakland Road, Suite F, San Jose, CA 95131
              (Address of Principal Office including Zip Code)

                 Issuer's telephone Number:  (408) 321-0408


APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes  (_)     No (_)

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

    Common Stock, $.001 par value 182,907,990 shares at June 30, 2003.


Transitional Small Business Disclosure Format (Check one): Yes ___  NO _X_

                        E-SMART TECHNOLOGIES, INC.
                FORM 10-QSB - QUARTER ENDED JUNE 30, 2003
                                 INDEX
                                                                      Page

PART I	FINANCIAL INFORMATION	                                        2

Item 1.	Financial Statements	                                        2

        Condensed Balance Sheets at June 30, 2003 and June 30, 2002	3
	Condensed Statements of Operations for the Six Months Ended
	   June 30, 2003 and June 30, 2002                              4
	Condensed Statements of Cash Flows for the Six Months
	   Ended June 30, 2003 and June 30, 2002	                5
	Notes to Financial Statements	                                6
Item 2.	Management's Discussion and Analysis                            8
Item 3.	Controls and Procedures                                        11

PART II	OTHER INFORMATION                                              12

Item 2.	Changes in Securities	                                       11
Item 5	Other Information                                              12
Item 6.	Exhibits and Reports on Form 8-K	                       12

        SIGNATURES                                                     13

        EXHIBITS                                                       14

                       PART I - FINANCIAL INFORMATION

ITEM 1.  	FINANCIAL STATEMENTS

The unaudited condensed balance sheet of the Registrant as of June 30, 2003 and June 30, 2002, and the unaudited condensed statements of operations and cash flows for the six months ended June 30, 2003, and June 30, 2002 follow. The financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

                        E-SMART TECHNOLOGIES, INC.

                         CONDENSED BALANCE SHEETS

                                               June 30         June 30
                                                 2003            2002
                                              -----------     -----------
                                              (Unaudited)     (Unaudited)
Assets
Current assets:
    Cash                                      $    46,163     $         -
    Prepaid expenses and other current assets       3,146             792
                                              -----------     -----------
             Total current assets                  49,309             792
 Furniture, equipment and leasehold
    improvements-net                               57,771               -
                                              -----------     -----------
             Total assets                     $   107,080     $       792
                                              ===========     ===========

Liabilities and stockholders' equity
Current liabilities:
    Accounts payable                              101,807          15,367
    Other accrued expenses                          7,182           3,042
                                              -----------     -----------
             Total current liabilities            108,989          18,409
Long term liabilities:
    Loans payable                                 270,601         243,823
                                              -----------     -----------
             Total liabilities                    379,590         262,232
                                              -----------     -----------

Stockholders' equity
  Common stock, $.001 par value:
    Authorized shares - 200,000,000
      Issued and pitstanding shares - 182,907,990
      at June 30, 2003 and 186,397,200
      at June 30 2002                             182,908         186,397
  Additional paid-in capital                    2,233,492       1,082,603
  Retained earnings                            (2,688,910)     (1,530,440)
                                              -----------     -----------
  Total stockholders' equity                     (272,510)       (261,440)
                                              -----------     -----------
             Total liabilities and
             stockholders' equity             $   107,080     $       792
                                              ===========     ===========

See accompanying notes to Financial Statements.

                       E-SMART TECHNOLOGIES, INC.

                  CONDENSED STATEMENTS OF OPERATIONS
                             (UNAUDITED)

                                                   Six months ended
                                                        June 30
                                             ------------------------------
                                                  2003             2002
                                             --------------  --------------
Net sales                                    $           -   $           -
Cost of sales                                            -               -
                                             --------------  --------------
Gross profit                                 $           -   $           -

Selling, general and administrative expenses       811,486          22,598
                                             --------------  --------------
Income (loss) from operations                     (811,486)        (22,598)
Interest expense                                     2,188               -
                                             --------------  --------------
Income (loss) before taxes                        (813,674)        (22,598)
Income tax (benefit) provision                           -               -
                                             --------------  --------------
Net (loss) income                            $    (813,674)  $     (22,598)
                                             ==============  ==============

Earnings per share
      Basic                                  $       (0.00)  $       (0.00)
                                             ==============  ==============
      Diluted                                $       (0.00)          (0.00)
                                             ==============  ==============

Weighted average number
   of common shares outstanding:

      Basic                                    187,838,322     186,397,200
                                             ==============  ==============
      Diluted                                  235,562,322     203,147,200
                                             ==============  ==============

See accompanying notes to Financial Statements.

                      e-SMART TECHNOLOGIES, INC.

                 CONDENSED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)

                                                   Six months ended
                                                        June 30
                                             ------------------------------
                                                  2003             2002
                                             --------------  --------------
Operating activities
Net (loss) income                            $    (813,674)  $     (22,598)
Adjustments to reconcile net income (loss)
  to net cash provided by (used in)
  operating activities:
    Depreciation and amortization                      980               -
    Changes in operating assets and
    liabilities:
      Prepaid expenses and other current assets      4,483               -
      Accounts payable                              53,122          13,478
      Other accrues expenses                          (432)          2,169

                                             --------------  --------------
Net cash provided by (used in) operating
  activities                                 $    (755,521)  $      (6,951)

Investing activities
Purchase of furniture, equipment and
  leasehold improvements                           (58,750)              -
                                             --------------  --------------
Net cash used in investing activities              (58,750)              -

Financing activities
Proceeds from issuance of common stock             848,803               -
Proceeds from loans                                 11,429           6,951
                                             --------------  --------------
Net cash provided by financing activities          860,232           6,951
                                             --------------  --------------
Increase (decrease) in cash and
  cash equivalents                                  45,961               -
Cash and cash equivalents at beginning
  of period                                            202               -
                                             --------------  --------------
Cash and cash equivalents at end
  of period                                  $      46,163   $           -
                                             ==============  ==============

Supplemental Disclosure of Cash Flow Information

Cash paid during the period for:
     Income txes                             $           -   $           -
     Interest                                            -               -
                                             ==============  ==============

See accompanying notes to Financial Statements.

                       E-SMART TECHNOLOGIES, INC.

                     NOTES TO FINANCIAL STATEMENTS
                              (UNAUDITED)

Note 1:  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of operations for the periods presented have been included.

The financial data at June 30, 2003, is derived from the books and records of the Registrant. The Registrant has not filed an Annual Report on Form 10-KSB since management assumed control of the Registrant in October 2000. The Registrant's last audited financial statements were filed with the Registrant's Form 10-SB 12G on May 30, 2000. Interim results are not necessarily indicative of results for the full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 2: Earnings (loss) per Share

Earnings (loss) per share, basic, is computed based on the weighted average number of common shares outstanding for the period. Earnings per share, diluted, is computed based on the weighted average number of common and potentially dilutive common equivalent shares outstanding for the period. A reconciliation is as follows:
                                                   Six months ended
                                                        June 30
                                             ------------------------------
                                                  2003             2002
                                             --------------  --------------
Net income                                   $    (813,674)  $     (22,598)

Weighted average number of common shares:
     Basic                                     187,838,322     186,397,200
     Effect of dilutive securities-
       stock options                            47,724,000      16,750,000
                                             --------------  --------------
     Diluted                                   235,562,322     203,147,200
                                             ==============  ==============
Earnings per share
      Basic                                  $       (0.00)  $       (0.00)
      Effect of dilutive securities          $        0.00   $       (0.00)
                                             ==============  ==============
      Diluted                                $       (0.00)          (0.00)
                                             ==============  ==============
                                  6

Note 3:  Estimates and Assumptions

The preparation of financial statements, in conformity with the generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Except for the historical information contained herein, the matters addressed in this Item 2 constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are subject to a variety of risks and uncertainties, including those discussed below under the heading "Factors That May Affect Future Results" and elsewhere in this Quarterly Report on Form 10-QSB, that could cause actual results to differ materially from those anticipated by the Registrant's management. The Private Securities Litigation Reform Act of 1995 (the "Act") provides certain "safe harbor" provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-QSB are made pursuant to the Act.

The following should be read in conjunction with the Registrant's financial statements and related notes thereto provided under Item 1-Financial Statements above.

Results of Operations

The following tables set forth statements of income data and relative percentages of net sales for the periods indicated (dollar amounts in thousands, except per share amounts).

                                             Six months ended June 30
                                    ---------------------------------------
                                          2003                   2002
                                    ------------------  -------------------
                                     Amount   Percent     Amount   Percent
                                    -------- ---------  --------- ---------

Net sales                           $      -  100.0%    $       -   100.0%
Gross profit                               -     N/M            -      N/M
Selling, general and
  administrative expenses            811,486     N/M      (22,598)     N/M
Income (loss) from
  operating expenses                (811,486)    N/M      (22,598)     N/M
Interest expense                       2,188     N/M            -      N/M
Income (loss) before taxes          (813,674)    N/M      (22,598)     N/M
Net (loss) income                   (813,674)    N/M      (22,598)     N/M

Earnings per share
  Basic                             $      -            $       -
  Diluted                           $      -            $       -


Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002.

Net loss increased from $22,598, or $0.00 per diluted share, for the six months ended June 30, 2002 to a loss of $813,674 or $0.00 per diluted share, for the same period this year, primarily as a result of increased selling, general and administrative expense.

Liquidity and Capital Resources

The Registrant's primary capital requirements are for continued research and development and the introduction and marketing of new or technologically improved smart card products and related systems. For the foreseeable future, management intends to continue to rely upon private financing to fund its currently anticipated cash requirements. There can be no assurance that this form of financing will continue to be available on terms favorable to the Registrant or on any terms.

Critical Accounting Policies and Use of Estimates

The Registrant's significant accounting policies are described in Note 1 of this Report. In preparing financial statements, the Registrant is required to make estimates and judgments which affect the results of its development stage activities and the reported value of assets and liabilities. Actual results may differ from these estimates. The Registrant believes that the indicated policies require significant judgments and estimates in the preparation of its condensed financial statements.

ITEM 3.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Registrant is now commencing to maintain controls and procedures designed to ensure that information required to be disclosed in the reports that the Registrant files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of past controls and procedures performed within 90 days of the filing date of this report, the Chief Executive and Chief Financial officer of the Registrant concluded that the Registrant's disclosure controls and procedures were inadequate and instituted changes such that adequate controls and procedures would be maintained on a going forward basis.

(b) Changes in Internal Controls

Other than as mentioned above, the Registrant has made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial officer.
                              8

                     PART II - OTHER INFORMATION

ITEM 5.	OTHER INFORMATION

Delinquent Filings

The Registrant is delinquent in its reporting obligations under the Securities Exchange Act of 1934, as amended (the "34 Act"). Aside from three Current Reports on Form 8-K, the last periodic report filed by the Registrant under the 34 Act was the Registrant's Form 10-QSB for the nine months ended September 30, 2000. The Registrant has agreed with the Securities and Exchange Commission to utilize its best efforts to prepare and file its Form 10-QSB for the six months ended June 30, 2003, as well as its Annual Report on Form 10-KSB for the fiscal year ending December 31, 2003, on a timely basis.

Factors That May Affect Future Results

The Registrant's short and long-term success is subject to many factors that are beyond the Registrant's control. Stockholders and prospective stockholders in the Registrant should consider carefully the following risk factors, in addition to other information contained in this report. As previously indicated, this Report on Form 10-QSB contains forward-looking statements, which are subject to a variety of risks and uncertainties. The Registrant's actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including those set forth below.

No Operating History or Revenue and Minimal Assets

The Registrant has never had any operating history nor any revenues or earnings from operations. The Registrant has no significant assets or financial resources. In all likelihood, the Registrant will continue to incur pre-operating expenses without corresponding revenues for the foreseeable future. This may result in the Registrant continuing to incur a net operating loss which will increase continuously until it can generate cash flow from operations. There can be no assurance that the Registrant will be successful in developing its proposed smart card operations or that the Registrant will ever become profitable.

The Registrant has Limited Capital Resources

The Registrant has very limited working capital and is dependent upon proceeds derived from private securities offerings for funds for the continuation of its proposed smart card business. Currently, the Registrant does not have any existing credit facilities or similar bank borrowing arrangements. The Registrant will need to obtain additional financing in order to carry out its entire business plan. There can be no assurance that any additional financing will be available to the Registrant on acceptable terms, if at all. If the Registrant raises additional funds by issuing additional equity securities, further dilution to existing equity holders may result. If adequate additional funds are not available, the Registrant may be required to curtail significantly its long term business objectives and the Registrant may not be able to transition out of the development stage.

It Is Difficult to Evaluate the Registrant's Business and Prospects because it does Not Have any Operating History

Present management assumed control of the Registrant in October 2000. Since that date, the Registrant has not generated any revenue from operations and the success of its proposed plan of operation will depend to a great extent on the ability of management to successfully.

implement an untested business model with limited capital. The Registrant's short existence and its lack of working capital make it difficult to evaluate the Registrant's current business and prospects or to accurately predict its future revenue or results of operations. The Registrant's revenue and income potential as well as its business strategy continue to be unproven. The ultimate success or failure of this endeavor may wind up being dependent upon numerous factors beyond the control of the Registrant's management.

The Registrant Is Undercapitalized and May Be Unable to Continue its Business unless it Raises Money

If the Registrant is to survive, it will need to generate proceeds from one or more proposed private offerings of a minimum of $5,000,000 or make other provisions to secure operating capital in that amount. There can be no assurance that either of these courses of action will ever occur or occur in time for the Registrant to develop its proposed smart card or continue with its business strategy. Accordingly, and until the Registrant consummates one or more financings, of which there can be no assurance, it is subject to all of the risks inherent in starting a new business enterprises including the potential loss of all monies invested and without the Registrant having ever commenced revenue generating operations.

The Registrant May Not Be Able to Operate Successfully if it is Unable to Hire Qualified Additional Personnel

The success of the Registrant may largely be dependent on the personal efforts and abilities of its management and its ability to attract and retain qualified key personnel in the future. None of the Registrant's management team has ever operated a smart card business or has any experience with the contract manufacture and marketing of smart card products. In addition to performing their regular duties, the Registrant's management must spend a significant amount of time devising strategies to execute its untested business model.

Because the Registrant Intends to Purchase Parts that are used in the Assembly of its Smart Cards Internationally, its Business is Sensitive to Risks Associated with International Business

It is expected that the Registrant's smart cards will be manufactured to its design specifications by independent factories located primarily the USA but comprised of parts that will be sourced from Japan, Korea, Germany, France and China. Although preliminary relationships have been established, no firm supply agreements have been executed. As a result, a portion of the Registrant's business is expected to be subject to the risks generally associated with doing business abroad, such as foreign governmental regulations, currency fluctuations, adverse conditions including epidemics, natural disasters, social or political unrest, disruptions or delays in transportation or customs clearance, local business practices and changes in economic conditions in countries in which its clothing suppliers are located. The Registrant cannot predict whether it will be successful in establishing business relationships with foreign.

The Highly Competitive Business in which the Registrant Intends to Operate May Impair its Ability to Generate, Maintain and Grow its Sales and Results

The smart card business is highly competitive and dominated by very large corporate competitors that have substantially greater financial, marketing and other resources than the Registrant has or may ever expect to have. The Registrant may not be able to compete successfully in its proposed business against such giants. This competition may reduce sales and gross margins, increase operating expenses and decrease profit margins.

The Registrant Commenced Litigation

On February 27, 2003, the Registrant filed the first of an expected series of both state and federal law suits in connection with, among other things, the stream of false and malicious allegations made by certain parties against the Registrant; its President, Mary Grace; and its System Architect and technology co-inventor, Wayne Drizin that lead to the since dismissed complaint against Ms. Grace and Mr. Drizin brought by the U.S. Attorney's Office for the Southern District of New York. The initial complaint as filed by e-Smart is against named and unnamed individuals for "Conspiracy to Interfere with Prospective Economic Advantage, Conspiracy to Slander and Defame, Conspiracy to Breach Fiduciary Duties and for Punitive Damages." The Complaint seeks compensatory damages of "not less than one billion dollars" in addition to unspecified "Punitive Damages" against those that lied to the U.S. Attorney's Office in an effort to discredit the
 Registrant's products and personnel so as not to have to compete in the marketplace against same and to manipulate the stock price of and to otherwise do damage to the Registrant, its affiliates and its key personal.

In order to realize a broader range of jurisdiction, the initial state action was voluntarily dismissed by the Registrant and re-filed in Federal Court for the Southern District of New York.

This litigation is in its early stages and while the Registrant believes that it has a meritorious case, there can be no certainty as to the outcome of same or of the Registrant's ability to eventually collect any judgment(s) awarded, if any. In light of the Registrant's lack of capital, the expense of this litigation may have an adverse effect on the Registrant's ability to conduct its proposed smart card business.

The Registrant's Parent Controls the Registrant

At August 31, 2003, the Registrant's parent, IVI Smart Technologies, Inc., a Delaware corporation ("IVI"), effectively owned approximately 70% of the Registrant's outstanding shares of Common Stock. Accordingly, IVI effectively has the ability to control the outcome on all matters requiring stockholder approval, including, but not limited to, the election and removal of directors, and any merger, consolidation or sale of all or substantially all of the Registrant's assets, and to control the Registrant's management and affairs.

Damage to the Registrant's Computer Systems Could Severely Hamper its Ability to Manage Business

The Registrant anticipates that its smart card operations will become dependent upon its ability to acquire, install, operate, maintain and protect a comprehensive computer system, on which it is expected to rely to program its smart cards and conduct all other proprietary applications, systems, and functions, as well as other aspects of its expected smart card business. It is expected that this comprehensive and integrated system will be installed in the Registrant's facility in the United States. These systems and the Registrant's operations are vulnerable to damage or interruption from:
   - Any natural or other damage to this system such as from fire, floods, earthquakes, power loss, telecommunications failures, and similar events would disrupt its proposed business for an indeterminate length of time;

   - Power loss, computer systems failures, internet and telecommunications or data network failure, operator negligence, improper operation by or supervision of employees, physical and electronic loss of data and similar events; and
   - Computer viruses, penetration by hackers seeking to disrupt operations or misappropriate information and other breaches of security.

The Registrant intends to minimize these risks by the use of multiple mirror systems, backup facilities and other redundant systems.
Nevertheless any failure that causes an interruption in the Registrant's operations could result in reduced net profits, if any.

The Market for the Registrant's Common Stock is Volatile

The Registrant's Common Stock is thinly traded making it difficult to sell large amounts. The market price of the Registrant's Common Stock is likely to be volatile and could be subject to significant fluctuations in response to factors such as quarterly variations in operating results, operating results which vary from the expectations of securities analyst and investors, changes in financial estimates, changes in market valuations of competitors, announcements by the Registrant or its competitors of a material nature, additions or departures of key personnel, future sales of Common Stock and stock volume fluctuations. Also, general political and economic conditions such as a recession or interest rate fluctuations may adversely affect the market price of the Registrant's Common Stock.

The Registrant Has Not Conducted any Formal Marketing or Research Study

The Registrant's success will be materially dependent upon its ability to successfully market and sell its smart cards. However, and despite the Registrant's extensive due diligence investigations and internal research and development activities, the Registrant has not conducted or commenced an independent market or research study. There can be no assurance that demand will exist for the Registrant's smart cards or that the Registrant's business strategy is sufficiently unique that it application will generate profitable sales in its initial application, upon which its entire business expansion plans are based.

The Registrant Has Never Paid a Dividend

The Registrant has paid no dividends on its Common Stock since its inception and presently intends to continue to retain all earnings, if any, for use in its business. Investors who anticipate the need for either immediate or future income by way of cash dividends from their investment should refrain from investing in the Registrant's securities.

Nevada Law Permits the Limitation on Directors' Liability

Pursuant to the Registrant's Certificate of Incorporation and under Nevada law, directors of the Registrant are not liable to the Registrant or its stockholders for monetary damages for breach of fiduciary duty, except for liability in connection with a breach of duty of loyalty, for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, for dividend payments or stock repurchases illegal under Nevada law or any transaction in which a director has derived an improper personal benefit.

The Smart Card Industry is Characterized by Rapid Technological Change

The Registrant is expected to compete against a number of companies, many of which have longer operating histories, established markets and far greater financial, advertising, research and development, manufacturing, marketing, personnel and other resources than the Registrant currently has or may reasonably be expected to have in the foreseeable future. This competition may have an adverse effect on the ability of the Registrant to expand its operations or operate profitability. The smart card industry is highly competitive and subject to rapid technological change. The Registrant's future performance will depend in large part upon its ability to become and remain competitive and to develop, manufacture and market acceptable products in these markets. Competitive pressures may necessitate price reductions which can adversely affect revenues and profits. If the Registrant is not competitive in its ongoing research and development efforts, its smart card products may become obsolete, or be priced above competitive levels. Although management believes that, based upon their expected performance and price, the Registrant's smart card products will be attractive to many customers in many market segments, there can be no assurance that competitors will not introduce comparable or technologically superior products which are priced more favorably than the Registrant's smart card products.

The Registrant Needs to Hire Additional Personnel

The success of the Registrant proposed smart card business depends largely upon the ability of the Registrant to attract and retain key management and other personnel to conduct its current and future operations. The inability to attract or the loss of services of key personnel could have a material adverse impact on the Registrant. The Registrant is required to add and train personnel, continuously evaluate its management structure, expand its management information systems and control its operating expenses. The Registrant is dependent upon the abilities of its current and future executive officers. The inability to attract top executives or the loss of their services could have a material adverse impact on the ultimate viability of the Registrant.

The Registrant is Presently Dependent upon Two People

The success of the Registrant will depend to a large extent on the services and efforts of its two executive and operating officers and its chief inventor, Mary Grace and Tamio Saito. The Registrant's loss of the services of any one of these key persons is likely to have a material adverse effect on the Registrant's operations and future profitability. In the event of the untimely demise, unavailability or disability of any key personnel, there can be no assurance that the Registrant will be able to secure a successor of equivalent talent and experience.

The Registrant has No Key Man Insurance

The Registrant does not presently carry any key man life insurance. The Registrant intends to purchase key man life insurance on the lives of its key personnel as soon as it is financially able. Upon purchase of this insurance, the Registrant will pay the premiums and be the sole beneficiary. The lack of key man coverage and the lack of other such insurance may have a material adverse effect upon the Registrant's business if not obtained on a timely basis.

Conflicts of Interest Exist Among the Registrant's Management

Certain officers, Directors and key personnel of the Registrant may engage in other business activities similar or dissimilar to those engaged by the Registrant. To the extent that such persons engage in such other activities and without violating their fiduciary obligation to the Registrant, they may have possible conflicts of interest in diverting opportunities to other companies, entities or persons with which they are or may be associated or have an interest, rather than divert such opportunities to the Registrant. The Registrant may be adversely affected should these individuals so choose.

ITEM 6.  	EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

	  99.1  Certification Pursuant to Section 302 of the Sarbanes-Oxley
                Act of 2002
	  99.2 	Certification Pursuant to Section 906 of the Sarbanes-Oxley
                Act of 2002

(b)  Reports on Form 8-K:

          None.


                           SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E- SMART TECHNOLOGIES, INC.

By:     /s/_Mary Grace___________
Mary Grace, Chief Executive Officer

November 13, 2003