Form 10QSB/A
period 2003-06-30
E-SMART TECHNOLOGIES INC
filed 2003-11-14
CIK 1112999

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C. 20549

                               Form 10-QSB/A


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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( ) No ( X)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

   Common Stock, $.001 par value 182,907,990 shares at June 30, 2003.


Transitional Small Business Disclosure Format (Check one):  Yes ____  NO _X_

                        E-SMART TECHNOLOGIES, INC.
                FORM 10-QSB/A - QUARTER ENDED JUNE 30, 2003
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

November 14, 2003