Form 10QSB
period 2003-09-30
E-SMART TECHNOLOGIES INC
filed 2003-12-30
CIK 1112999

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                Form 10-QSB


(Mark One)

  [X]  Quarterly report under section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the quarterly period ended: September 30, 2003

  [_] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________________ to ______________________.



                        Commission File No:  000-30717


                          e-SMART TECHNOLOGIES, INC.
                   ---------------------------------------
                   (Name of small business in its charter)


                   Nevada                                       88-0409261
(State or other jurisdiction of incorporation)            (IRS Employer Id. No.)


               7225 Bermuda Road, Suite C, Las Vegas, Nevada 89119
                 (Address of Principal Office including Zip Code)


                   Issuer's telephone Number:  (702) 447-5210



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

   Common Stock, $.001 par value, 168,628,267 shares at September 30, 2003.


Transitional Small Business Disclosure Format (Check one):  Yes [_]  NO [X]
                          e-SMART TECHNOLOGIES, INC.
                FORM 10-QSB - QUARTER ENDED SEPTEMBER 30, 2003
                                     INDEX
                                                                            Page

PART I	 FINANCIAL INFORMATION .............................................  2

Item 1.	 Financial Statements ..............................................  2

         Condensed Balance Sheets at September 30, 2003 and 2002 ...........  3
         Condensed Statements of Operations for the Nine Months Ended
	    September 30, 2003 and 2002 ....................................  4
         Condensed Statement of Stockholders' Equity for the
            Nine Months Ended September 30, 2003 and 2002 ..................  5
         Condensed Statements of Cash Flows for the Nine Months Ended
	    September 30, 2003 and 2002 ....................................  6
	 Notes to Financial Statements .....................................  7

Item 2.	 Management's Discussion and Analysis .............................. 10

Item 3.	 Controls and Procedures ........................................... 11



PART II	 OTHER INFORMATION ................................................. 12

Item 5.  Other Information ................................................. 12

Item 6.	 Exhibits and Reports on Form 8-K .................................. 12


         SIGNATURES ........................................................ 13


         EXHIBITS .......................................................... 14


------------------


                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     The unaudited condensed balance sheets of the Registrant at September 30, 2003 and September 30, 2002, and the unaudited condensed statements of operations, shareholders' equity, and cash flows for the nine month periods ended September 30, 2003 and September 30, 2002 follow. The unaudited condensed financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

                          e-SMART TECHNOLOGIES, INC.
                           CONDENSED BALANCE SHEETS
                                  [Unaudited]

                                                           September 30,
                                                  ------------------------------
                                                       2003            2002
                                                  --------------  --------------
                    Assets
                    ------
Current assets -
  Cash                                            $     336,065   $       7,087
  Due from Associated Business Group, Inc.                   --          28,200
  Prepaid expenses                                        4,990              --
                                                  --------------  --------------
     Total current assets                               341,055          35,287

Super Smart Card (TM) Technology                        125,760         138,760
                                                  --------------  --------------
     Total assets                                 $     466,815   $     174,047
                                                  ==============  ==============



      Liabilities and Shareholders' Equity
      ------------------------------------
Current liabilities -
  Income taxes payable                            $       2,750   $       2,500
  Accrued interest payable                               34,603           4,603
  Note payable                                           30,000         150,000
                                                  --------------  --------------
     Total current liabilities                           67,353         157,103
                                                  --------------  --------------

Commitments and contingencies


Shareholders' Equity
  Common shares, $.001 par, 200,000,000
    authorized, 168,628,267 and 166,566,627
    issued and outstanding, respectively                168,628         166,567
  Additional paid in capital                          3,268,200       1,107,265
  Retained earnings (deficit)                        (3,037,366)     (1,256,888)
                                                  --------------  --------------
     Total shareholders' equity                         399,462          16,944
                                                  --------------  --------------

     Total liabilities and shareholders' equity   $     466,815   $     174,047
                                                  ==============  ==============

                  See notes to condensed financial statements.

                          e-SMART TECHNOLOGIES, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                                  [Unaudited]

                                                         Nine Months Ended
                                                           September 30,
                                                  ------------------------------
                                                       2003            2002
                                                  --------------  --------------
Net Revenue                                       $          --   $          --

Cost of revenue                                              --              --
                                                  --------------  --------------
Gross profit                                                 --              --
                                                  --------------  --------------

Operating expenses:
  Research and development                              386,042         520,495
  Marketing                                             458,394         357,239
  General and administrative                            524,977         350,060
  Interest, net                                          27,472           4,603
                                                  --------------  --------------
     Total operating expenses                         1,396,885       1,232,397
                                                  --------------  --------------
Income (loss) before taxes                           (1,396,885)     (1,232,397)

Income tax                                                  250           2,500
                                                  --------------  --------------
Net income (loss)                                 $  (1,397,135)  $  (1,234,897)
                                                  ==============  ==============
Net income (loss) per common share -
  basic and fully-diluted                         $       (0.01)  $       (0.01)
                                                  ==============  ==============
Weighted average number of
  common shares outstanding                         173,820,626     160,700,149
                                                  ==============  ==============

                  See notes to condensed financial statements.

                          e-SMART TECHNOLOGIES, INC.
                  CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                  [Unaudited]

                                                Common Stock            Additional      Retained
                                         ---------------------------      Paid-in       Earnings
                                            Shares         Amount         Capital       (Deficit)        Total
                                         ------------   ------------   ------------   ------------   ------------

Balance, January 1, 2002                 157,917,200    $   157,917    $     2,915    $   (21,991)   $   138,841

Issuance of shares for cash                4,799,424          4,799        851,201             --        856,000

Issuance of shares for services            3,850,000          3,850        253,150             --        257,000

Net income (loss)                                 --             --             --     (1,234,897)    (1,234,897)
                                         ------------   ------------   ------------   ------------   ------------

Balance, September 30, 2002              166,566,624    $   166,566    $ 1,107,266    $(1,256,888)   $    16,944
                                         ------------   ------------   ------------   ------------   ------------


Balance January 1, 2003                  170,456,167    $   170,456    $ 1,485,000    $(1,640,231)   $    15,225

Issuance of shares for cash               14,966,600         14,967      1,702,387             --      1,717,354

Issuance of shares for services              437,500            437         80,813             --         81,250

Cancellation of shares
  issued for technology                  (13,000,000)       (13,000)            --             --        (13,000)

Cancellation of shares
  issued for services                     (4,232,000)        (4,232)            --             --         (4,232)

Net income (loss)                                 --             --             --     (1,397,135)    (1,397,135)
                                         ------------   ------------   ------------   ------------   ------------

Balance, September 30, 2003              168,628,267    $   168,628    $ 3,268,200    $(3,037,366)   $   399,462
                                         ------------   ------------   ------------   ------------   ------------

                  See notes to condensed financial statements.

                          e-SMART TECHNOLOGIES, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                  [Unaudited]

                                                                    Nine Months Ended
                                                                      September 30,
                                                             ------------------------------
                                                                  2003            2002
                                                             --------------  --------------
Cash flows of operating activities
  Net income (loss)                                          $  (1,397,135)  $  (1,234,897)
  Adjustments to reconcile net income (loss)
    to net cash provided (used) by operations:
       Issuance of common shares for services                       81,250         257,000
       Cancellation of stock issued for services                    (4,232)             --
  Decrease (increase) in assets -
       Due from Telpac Services, Inc.                               33,199         (28,200)
       Prepaid expenses                                             (4,990)             --
  Increase (decrease) in liabilities -
       Accrued interest payable                                     22,500           4,603
       Income taxes payable                                            250           2,500
                                                             --------------  --------------
         Net cash provided (used) by operating activities       (1,269,158)       (998,994)
                                                             --------------  --------------

Cash flows of investing activities
  Reduction in cost of technology                                   13,000              --
                                                             --------------  --------------
         Net cash provided by investing activities                  13,000              --
                                                             --------------  --------------

Cash flows of financing activities
  Increase (reduction) of note payable                            (120,000)        150,000
  Proceeds from sale of common shares                            1,717,354         856,000
  Cancellation of common shares issued for license                 (13,000)             --
                                                             --------------  --------------
         Net cash provided by financing activities               1,584,354       1,006,000
                                                             --------------  --------------

Net increase (decrease) in cash                                    328,196           7,006
Cash at beginning of period                                          7,869              81
                                                             --------------  --------------
Cash at end of period                                        $     336,065   $       7,087
                                                             ==============  ==============

                  See notes to condensed financial statements.

                          e-SMART TECHNOLOGIES, INC.
                   NOTES TO CONDENSED FINANCIAL STATEMENTS


Note 1 - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month periods ended September 30, 2003, and 2002 are not necessarily indicative of the results that may be expected for the respective years ended December 31, 2003, and 2002.

The enclosed condensed financial statements at September 30, 2003, and September 30, 2002 should be read in conjunction with previously reported audited financial statements of the Registrant. However, the Registrant has not filed an Annual Report on Form 10-KSB since management assumed control of the Registrant in October 2000. The Registrant's last audited financial statements were filed with the Registrant's Form 10-SB 12G on May 30, 2000.

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


Note 2 - Related Party Transactions

Approximately 75% of the Registrant's common shares are owned by IVI Smart Technologies, Inc., a Delaware corporation (the "Licensor") that is the sole owner of all of the Super Smart Card (TM) technology licensed to the Registrant in November 2000 for a 30 year term for commercialization throughout Asia and the United States. Mary A. Grace, the Registrant's President and Chief Executive Officer, is a director, executive officer and principal stockholder of the Licensor. Tamio Saito, the Registrant's Chief Technology Officer, is also an executive officer and principal stockholder of the Licensor.

Pursuant to a Research and Development Services Agreement dated January 1, 2001, and reduced to writing on May 29, 2003 (the BBT Agreement"), the Registrant engaged Big Bang Technologies, Inc., a California corporation controlled by and under common control of Tamio Saito, a co-inventor of the Super Smart Card (TM) technology ("BBT"), as the Registrant's research and development co-coordinator, administrator and personnel provider. BBT was also engaged to provide the Registrant with state of the art software development, testing, laboratory and other services related to the Registrant's smart card technology, and the services of Tamio Saito as the Registrant's Chief Technology Officer.

The BBT Agreement, which provides for mutual confidentiality and non-compete protection, is for a term of one year, and is thereafter automatically renewed for successive one year terms unless sooner terminated in accordance with its provisions. In consideration for BBT's services, the Registrant agreed to promptly pay monthly invoices submitted by BBT. During the nine months ended September 30, 2002, and September 30, 2003, the Registrant paid BBT an aggregate of $290,000 and $315,000, respectively, under the BBT Agreement.

Pursuant to an Advisory and Administrative Services Agreement dated January 1, 2001, and reduced to writing on May 29, 2003 (the ABG Agreement"), the Registrant engaged Associated Business Group, Inc., a Nevada corporation controlled by and under common control of the father of the other co-inventor of the Registrant's Super Smart Card (TM) technology ("ABG"), as the principal administrative services provider for the Registrant. Pursuant to the ABG Agreement, the Registrant engaged ABG to administer the receipt of investor's funds, to pay expenses and to perform other necessary and related administrative services. ABG also agreed to utilize its best efforts to cover temporary shortfalls in the Registrant's cash receipts.

The ABG Agreement, which provides for mutual confidentiality and non-compete protection, is for a term of one year, and is thereafter automatically renewed for successive one year terms unless sooner terminated in accordance with its provisions. In consideration for ABG's services, the Registrant agreed to pay ABG a fee of $10,000 per month subject to ABG's right to convert the same into restricted shares of the Registrant's common stock at a conversion price equal to 75% of the mean between the closing bid and asked prices for the Registrant's common stock on the day before the date ABG elects to convert.

On December 1, 2003, the Licensor and certain other holders comprising approximately 77% of the Registrant's issued and outstanding shares adopted resolutions by consent pursuant to Section 78.320 of the Nevada Revised Statutes in lieu of a meeting of the Registrant's shareholders. The resolutions re-elected two former directors and elected one new director, granted to the board the power to select new independent auditors, increased the number of authorized shares of common stock from 200 million to 300 million, created the 2003 Long Term Incentive Plan wherein 75 million shares are reserved for issuance, and granted 30 million options thereunder. The approved actions will become operative 20 days after the mailing to the Registrant's stockholders of an Information Statement that must first be prepared and filed with the Securities and Exchange Commission ("SEC"). A total of 50 million five year options were granted to the Registrant's Chief Executive Officer, the co-inventors of the Super Smart Card (TM) technology and certain employees. The options are exercisable at a price equal to 100% of the closing bid price for the Registrant's common stock on December 1, 2003, or $1.00 per share.

On November 15, 2003, the Registrant entered into a written Compensation Settlement Agreement with Mary A. Grace, its President and Chief Executive Officer. Pursuant to the agreement, the Registrant agreed to pay Ms. Grace a salary of $250,000 per year commencing on January 1, 2004. In consideration for Ms. Grace's releasing the Registrant from its obligation to accrue her former salary of $250,000 per year or $750,000 for the three years ending December 31, 2003, the Registrant agreed to pay to Ms. Grace a preferred distribution of 50% of future profits limited to $600,000. In addition, and in consideration for the Registrant's return to Ms. Grace of certain marketable securities, Ms. Grace released the Registrant from any prior obligations under a contemplated stock purchase agreement.


Note 3 - Going Concern

The Registrant's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As shown in the accompanying financial statements, the Registrant's positive working capital at September 30, 2003 was $273,702. Irrespective of its present working capital position, the Registrant has incurred an accumulated deficit of $(3,037,366) through September 30, 2003. The Registrant is currently dependent upon the proceeds from continued debt or equity placements to sustain the research and development and ultimate commercialization of its Super Smart Card
(TM) technology. The Registrant's ability to continue this course of action is uncertain. The financial statements do not include any adjustments that might be necessary if the Registrant is unable to continue as a going concern.


Note 4 - Common Stock

During the nine months ended September 30, 2003, the Registrant issued an aggregate of 650,000 five year Common Stock Purchase Warrants exercisable at $1.00 per share, and options to purchase 50,000,000 shares of Common Stock at $1.00 per share. As of the date of this Report, no warrants or options have been exercised. Exercise of the options is contingent upon the Registrant's filing of an Information Statement with the SEC.

On December 1, 2003, a majority of the Registrant's shareholders approved resolutions increasing the number of authorized shares from 200 million to 300 million, creating a Long Term Incentive Plan and granting 50 million options. The 5,000,000 authorized shares of $.001 par value preferred stock in various series remain unchanged.

Management's Discussion and Analysis

The following discussion contains forward-looking statements regarding the Registrant, its business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Registrant's actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation, the Registrant's ability to successfully develop new products for new markets; the impact of competition on the Registrant's revenues, changes in law or regulatory requirements that adversely affect or preclude customers from using the Registrant's products for certain applications, delays in the Registrant's introduction of new products or services, and failure by the Registrant to keep pace with emerging technologies.

When used in this discussion, words such as "believes," "anticipates," "expects," "intends," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Registrant undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by the Registrant in this report and other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect the Registrant's business.


Nine Months Ended September 30, 2003 and September 30, 2002

Revenues - Since licensing the Super Smart Card (TM) technology in November 2000, the Registrant has been engaged in research and development efforts to enhance and broaden the technology's applications and exploring the global market for its optimal commercialization. In the opinion of management, the Registrant's Super Smart Card (TM) is ready for commercialization. This fact notwithstanding, the Registrant is still in its development stage and has not experienced revenues in either of the nine month periods ended September 30, 2003 ("9M3") or September 30, 2002 ("9M2").

Cost of Revenues - Consistent with the Registrant still being in its development stage, it did not experience cost of revenues in either 9M3 or 9M2.

Operating Expenses - Operating expenses rose to $1,396,885 for 9M3 compared to $1,232,397 for 9M2; an increase of $164,488 or 13%. The principal components of this increase were as follows: 1) an increase in marketing expenses ($458,394 during 9M3 compared to $357,239 for 9M2) of $101,155 consistent with the Registrant efforts to get closer to developing revenues, 2) an increase in general and administrative expenses ($524,977 during 9M3 compared to $350,060 for 9M2) of $174,917 consistent with the Registrant beginning to create the infrastructure it will require to oversee its affairs, 3) a reduction of research and development expenses ($386,042 in 9M3 compared to $520,495 for 9M2) of $134,453 which is also in line with the Registrant's technology becoming closer to marketability, and finally 4) an increase in interest expense of $22,869.

Loss Before Taxes and Income Taxes - As a result of the foregoing, loss before taxes for 9M3 was $(1,396,885) compared to $(1,232,397) for 9M2; an increase of $164,488 or 13%. The Registrant's provision for taxes in both periods was solely attributable to state and local taxes payable.

Net Income - Consistent with the foregoing analysis, the Registrant reported a net loss of $(1,397,135) or $(0.01) per share for 9M3, compared to a net loss of $(1,234,897) or $(0.01) per share for 9M2, based upon weighted average shares outstanding of 173,820,626 and 160,700,149, respectively.


Liquidity and Capital Resources

The Registrant has limited working capital and is dependent upon proceeds derived from private securities offerings for funds for the continuation of its proposed smart card business. Currently, the Registrant does not have any existing credit facilities or similar bank borrowing arrangements. The Registrant will need to obtain additional financing in order to carry out its entire business plan. There can be no assurance that any additional financing will be available to the Registrant on acceptable terms, if at all. If the Registrant raises additional funds by issuing additional equity securities, further dilution to existing equity holders may result. If adequate additional funds are not available, the Registrant may be required to curtail significantly its long term business objectives and, notwithstanding that the BVS2 (TM) systems and Super Smart Card (TM) and other system technologies are ready for commercialization.

At September 30, 2003 the Registrant had current assets of $341,055 (including cash of $336,065), current liabilities of $67,353, and working capital of $273,702. The Registrant periodically evaluates its liquidity requirements, capital needs and availability of capital resources in view of its plans for commercialization of its technology, and other operating cash needs. In the opinion of Registrant's management, the Registrant is generating sufficient cash from the sale of securities to its accredited investors to meet its requirements through 2003. The Registrant may rely on these same resources, as well as debt financing from time to time to meet its long-term capital needs.


ITEM 3.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures
    ------------------------------------------------

During the third quarter ended September 30, 2002 the Registrant began to implement controls and procedures designed to ensure that information required to be disclosed in the reports that the Registrant files or submits under the Securities Exchange Act of 1934 (the "34 Act"), as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon their evaluation of the controls and procedures implemented within 90 days of the filing date of this report, the

Chief Executive and Chief Financial officer of the Registrant concluded that the Registrant's disclosure controls and procedures, which were completely inadequate only months ago, had begun to show signs of substantial improvement. The officers concluded that such controls would equal or exceed those required of the Registrant within one more operating quarter.

(b) Changes in Internal Controls
    ----------------------------

The Registrant made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial officer.


                          PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

Delinquent Filings

The Registrant is delinquent in its reporting obligations under the 34 Act. Aside from three Current Reports on Form 8-K, the last periodic reports filed by the Registrant under the 34 Act were the Registrant's Form 10-QSB for the six months ended June 30, 2003, and the Form 10-QSB for nine months ended September 30, 2000, and audited financial statements filed with the Form 10-SB12G on May 30, 2000.

Administrative Proceeding

On December 12, 2002, the Securities and Exchange Commission ("SEC") commenced an Administrative Proceeding against the Registrant seeking, inter alia, to
interrupt public trading in the Registrant's securities.   Pending a decision by
the Administrative Law Judge, the Registrant has agreed to utilize its best efforts to prepare and file its Annual Report on Form 10-KSB for the two fiscal years ending December 31, 2003, on or before March 31, 2004.

Engagement of Financial Expert

On September 30, 2003, the Registrant engaged Anthony R. Russo, a Certified Public Accountant in the State of New York, to assist the Registrant in preparing its delinquent periodic filings due under the Securities Exchange Act of 1934, as amended; and preparing for an audit of the Registrant's financial statements for the two years ending December 31, 2003.

Retention of Independent Accountants

On December 19, 2003, the Registrant engaged Rosenberg Rich Baker Berman & Company, CPA's, Bridgewater, New Jersey, to act as the Registrant's independent accountants to examine the financial statements of the Registrant for the two years ending December 31, 2003.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: 99.1 - Certification Pursuant to Section 302 of the Sarbanes-Oxley
                     Act of 2002

              99.2 - Certification Pursuant to Section 906 of the Sarbanes-Oxley
                     Act of 2002

(b)  Reports on Form 8-K:  None.



                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


e-Smart Systems, Inc.

By:   /s/  Mary A. Grace
   ---------------------------------------
    Chief Executive Officer, and Director

By:   /s/  Mary A. Grace
   ---------------------------------------
    Chief Financial Officer


Dated:  December 30, 2003