Form 10QSB
period 2004-03-31
E-SMART TECHNOLOGIES INC
filed 2004-05-17
CIK 1112999

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   Form 10-QSB


(Mark One)
  [X] Quarterly report under Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the quarterly period ended: MARCH 31, 2004
                                                           --------------


  [ ] Transition report under section 13 or 15(d) of the Securities Exchange
      Act of 1934 for the transition period from _____________ to _____________



                          Commission File No: 000-30717
                                              ---------

                           e-SMART TECHNOLOGIES, INC.
                           --------------------------
                     (Name of small business in its charter)

                    NEVADA                                     88-0409261
(State or other jurisdiction of incorporation)           (IRS Employer Id. No.)

               7225 BERMUDA ROAD, SUITE C, LAS VEGAS, NEVADA 89119
               ---------------------------------------------------
                (Address of Principal Office including Zip Code)

                   Issuer's telephone Number: (702) 447- 5210
                                              ---------------


Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[ ] No[X]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

 Common Stock, par value $.001 per share, 172,728,610 SHARES at March 31, 2004.


     Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]
                           e-SMART TECHNOLOGIES, INC.
               FORM 10-QSB - QUARTERLY PERIOD ENDED MARCH 31, 2004
                                      INDEX

                                                                                       Page

PART I        FINANCIAL INFORMATION..................................................   2

Item 1.       Financial Statements...................................................   2
              Condensed Consolidated Balance Sheets at March 31, 2004
                 and December 31, 2003...............................................   3
              Condensed Consolidated Statements of Operations
                 for the Three Months Ended March 31, 2004 and 2003..................   4
              Condensed Consolidated Statement of Stockholders' Equity
                 for the Three Months Ended March 31, 2004 and 2003..................   5
              Condensed Consolidated Statements of Cash Flows
                 for the Three Months Ended March 31, 2004 and 2003..................   6
              Notes to the Condensed Consolidated Financial Statements...............   7

Item 2.       Management's Discussion and Analysis...................................   9

Item 3.       Controls and Procedures................................................   13

PART II       OTHER INFORMATION......................................................   13

Item 1.       Legal Proceedings......................................................   13

Item 5.       Other Information......................................................   14

Item 6.       Exhibits and Reports on Form 8-K.......................................   15

              SIGNATURES

              EXHIBITS



                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

         The unaudited condensed consolidated balance sheets of e-Smart Technologies, Inc., (the "Registrant" or the "Company"), at March 31, 2004 and December 31, 2003, and the unaudited condensed consolidated statements of operations, stockholders' equity, and cash flows for the three month periods ended March 31, 2004 and March 31, 2003 follow. The unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to render a fair statement of the results for the interim periods presented.

                           e-SMART TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    (Unaudited)
                                                                      March 31,          December 31,
                                                                        2004                 2003
                                                                    ------------         ------------

                                ASSETS
Current assets -
   Cash                                                             $    177,668         $     14,096
   Due from Associated Business Group, Inc.                                2,572               31,334
   Prepaid expenses                                                       31,783                   --
                                                                    ------------         ------------
       Total current assets                                              212,023               45,430


Super Smart Card(TM)Technology                                           107,738              109,310
System Development                                                       100,000                   --
Leasehold and Improvements                                                57,332                   --
Due from Biosensor LLC                                                   149,000                   --
Deposit - e-Smart Korea                                                       --              151,000
                                                                    ------------         ------------

       Total assets                                                 $    626,093         $    305,740
                                                                    ------------         ------------


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities -
   Accounts payable                                                 $    389,944         $    397,081
   Notes payable                                                          80,000               80,000
   Accrued expenses                                                       93,078               38,853
                                                                    ------------         ------------
       Total current liabilities                                         563,022              515,934
                                                                    ------------         ------------

Shareholders' Equity (Deficiency) -
   Common Stock, par value $.001 per share,
   300,000,000 authorized, 172,728,610 and
   172,728,610 issued and outstanding, respectively                      172,729              170,707
   Additional paid in capital                                         60,565,546           59,497,446
   Retained (deficit)                                                (60,675,204)         (59,878,347)
                                                                    ------------         ------------
       Total shareholders' equity (deficiency)                            63,071             (210,194)
                                                                    ------------         ------------

       Total liabilities and shareholders' equity                   $    626,093         $    305,740
                                                                    ============         ============

           See notes to condensed consolidated financial statements.

                           e-SMART TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   [Unaudited]


                                                      Three Months Ended
                                                           March 31,
                                              -----------------------------------
                                                   2004                  2003
                                              -------------         -------------
Net Revenue                                   $          --         $          --

Cost of revenue                                          --                    --
                                              -------------         -------------

Gross profit                                             --                    --
                                              -------------         -------------

Operating expenses:
   Research and development                          60,528                50,000
   Selling, general and administrative              734,579                73,503
   Interest                                           1,500                 7,499
                                              -------------         -------------
     Total operating expenses                       796,607               131,002
                                              -------------         -------------

Loss before taxes                                  (796,607)             (131,002)

Income tax                                              250                   250
                                              -------------         -------------

Net Loss                                      $    (796,857)        $    (131,252)
                                              =============         =============



Net income (loss) per common share -
   basic and fully-diluted                    $       (0.01)        $       (0.00)
                                              =============         =============

Weighted average number of
   common shares outstanding
                                                171,582,774           153,876,310
                                              =============         =============








           See notes to condensed consolidated financial statements.

                           e-SMART TECHNOLOGIES, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   [Unaudited]


                                            Common Stock              Additional         Retained
                                 ---------------------------------     Paid-in           Earnings
                                     Shares            Amount          Capital           (Deficit)           Total
                                 -------------------------------------------------------------------------------------

Balance, January 1, 2003          153,771,993      $    153,772      $ 22,714,779      $(23,106,740)      $   (238,189)

Issuance of shares for cash           201,450               201            27,799                --             28,000

Net income (loss)                          --                --                --          (131,252)          (131,252)

                                 -------------------------------------------------------------------------------------
Balance, March 31, 2003           153,973,443      $    153,973      $ 22,742,578      $(23,237,992)      $   (341,441)
                                 -------------------------------------------------------------------------------------




Balance January 1, 2004           170,707,012      $    170,707      $ 59,497,446      $(59,878,347)      $   (210,194)

Issuance of shares for cash         2,021,598             2,022         1,068,100                --          1,070,122

Net income (loss)                          --                --                --          (796,857)          (796,857)

                                 -------------------------------------------------------------------------------------
Balance, March 31, 2004           172,728,610      $    172,729      $ 60,565,546      $(60,675,204)      $     63,071
                                 -------------------------------------------------------------------------------------



           See notes to condensed consolidated financial statements.

                           e-SMART TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   [Unaudited]

                                                                 Three Months Ended
                                                                     March 31,
                                                           -----------------------------
                                                               2004              2003
                                                           -----------       -----------

Cash flows of operating activities
   Net loss                                                $  (796,857)      $  (131,252)
   Adjustments to reconcile net loss to net
     cash used by operations:
       Depreciation and amortization                             1,983             1,572
   Decrease (increase) in assets -
       Due from Associated Business Group, Inc.                 28,762                --
       Prepaid expenses                                        (31,783)          (65,600)
   Increase (decrease) in liabilities -
       Accounts payable                                         (7,137)          161,694
       Accrued expenses                                         54,225             7,500
                                                           -----------       -----------
         Net cash used by operating activities                (750,807)          (26,086)
                                                           -----------       -----------

Cash flows of investing activities
   System development                                         (100,000)               --
   Leasehold and improvements                                  (57,743)               --
   Advances to Biosensor LLC                                  (149,000)               --
   Recoupment of e-Smart Korea deposit                         151,000                --
                                                           -----------       -----------
         Net cash used by investing activities                (155,743)               --
                                                           -----------       -----------

Cash flows of financing activities
   Proceeds from sale of common shares                       1,070,122            28,000

                                                           -----------       -----------
         Net cash provided by financing activities           1,070,122            28,000
                                                           -----------       -----------

Net increase in cash                                           163,572             1,914
Cash at beginning of period                                     14,096             1,069
                                                           -----------       -----------
Cash at end of period                                      $   177,668       $     2,983
                                                           ===========       ===========




           See notes to condensed consolidated financial statements.

                           e-SMART TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements, which include the accounts of the Registrant and (since commencement of its operations on January 1, 2004) those of its wholly-owned subsidiary, e-Smart Korea, Inc., have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended March 31, 2004 and 2003, are not necessarily indicative of the results that may be expected for the respective years ended December 31, 2004 and 2003.

The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related footnotes included in the Registrant's Annual Report on Form 10-KSB for the two fiscal years ended December 31, 2003, supplemented by the notes included herein. Such Annual Report on Form 10-KSB was the first to be filed by the Registrant since present management assumed control of the Registrant in October 2000. Prior thereto, the Registrant's last audited financial statements were filed with the Registrant's Form 10-SB on May 30, 2000.

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

NOTE 2 - RELATED PARTY TRANSACTIONS

Common Ownership
----------------

Approximately 42% of the Registrant's outstanding common shares are owned by IVI Smart Technologies, Inc., a Delaware corporation (the "Licensor"), that is the sole owner of all of the Super Smart Card(TM) technology licensed to the Registrant in November 2000 for a 20-year term for commercialization throughout Asia and the United States. In addition, the Licensor's parent, Intermarket Ventures, Inc., a Utah corporation ("Ventures"), is the owner of approximately 35% of the Registrant's outstanding common shares. Mary A. Grace, the Registrant's President, Chief Executive Officer and Chief Financial Officer, is a director, executive officer and principal stockholder of the Licensor and Ventures . Tamio Saito, the Registrant's Chief Technology Officer, is also an executive officer and principal stockholder of the Licensor and Ventures. The Licensor and Ventures are in a position to materially influence the direction of the Registrant, its efforts in raising the additional capital critical to its success, and the strategies employed in commercialization of the licensed technology, assuming the Registrant's business plan is ultimately successful.

Research and Development Services Agreement
-------------------------------------------

Pursuant to a Research and Development Services Agreement dated January 1, 2001, and reduced to writing on May 29, 2003 (the "BBT Agreement"), the Registrant engaged Big Bang Technologies, Inc., a California corporation controlled by and under common control of Tamio Saito, a co-inventor of the Super Smart Card(TM) technology ("BBT"), as the Registrant's research and development co-coordinator, administrator and personnel provider. BBT was also engaged to provide the Registrant with state of the art software development, testing, laboratory and other services related to the Registrant's smart card technology, and the services of Tamio Saito as the Registrant's Chief Technology Officer.

The term of the BBT Agreement, which provides for mutual confidentiality and non-compete protection, is one year, and is thereafter automatically renewed for successive one year terms unless sooner terminated in accordance with its provisions. In consideration for BBT's services, the Registrant agreed to promptly pay monthly invoices submitted by BBT. During the three months ended March 31, 2003, the Registrant paid BBT an aggregate of $50,000 under the BBT Agreement.

Pursuant to an amendment to the BBT Agreement dated April 19, 2004 and effective as of January 1, 2004, and as hereinafter described in Item 5, the Registrant:
(i) subleased an aggregate of 1,200 square feet of space plus common areas and the use of a conference room for $3,000 per month; (ii) hired four former research employees of BBT; (iii) agreed to pay BBT an aggregate of $22,000 per month to provide the services of Tamio Saito and other BBT employees to the Registrant in conjunction with software development, testing, laboratory and other services related to the Registrant's smart card technology; and (iv) agreed to reimburse BBT for expenses incurred on the Registrant's behalf.

Advisory and Administrative Service Agreement
---------------------------------------------

Pursuant to an Advisory and Administrative Services Agreement effective January 1, 2001, and dated May 29, 2003 (the "ABG Agreement"), the Registrant engaged Associated Business Group, Inc., a Nevada corporation controlled by the father of Wayne Drizin, a co-inventor of our Super Smart Card(TM) technology and the BVS2(TM) platform ("ABG"), to administer the receipt of investor's funds, to pay expenses and to perform other necessary and related administrative services including utilizing its best efforts to cover temporary shortfalls in the Registrant's cash receipts. The Registrant agreed to pay ABG a fee of $10,000 per month subject to ABG's right to convert the same into restricted shares of the Registrant's common stock at a conversion price equal to 75% of the mean between the closing bid and asked prices for the Registrant's common stock on the day before the date ABG elects to convert. The term of the ABG Agreement, which provides for mutual confidentiality and non-compete protection, is one year, and is thereafter automatically renewed for successive one year terms unless sooner terminated in accordance with its provisions.

On April 19, 2004, the Registrant and ABG amended the ABG Agreement, as hereinafter described in Part II, Item 5. In lieu of the original ABG Agreement, the Registrant entered into a one year administrative services consulting agreement with ABG wherein ABG agreed to supervise the Registrant's Nevada office and perform other necessary and related administrative services in consideration of a monthly fee of $1,500, plus any expenses incurred on the Registrant's behalf. The new agreement, which contains confidentiality and non-compete protection, is terminable by either party on six months prior written notice.

NOTE 3 - GOING CONCERN

The Registrant's condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As shown in the accompanying financial statements, the Registrant had negative working capital at March 31, 2004, of $350,999. In addition, the Registrant has incurred an accumulated deficit of $(60,675,204) through March 31, 2004. The Registrant is dependent upon its own efforts and the efforts of the Licensor and Ventures to raise proceeds from continued debt or equity placements to sustain the research and development and ultimate commercialization of their respective interests in the Super Smart Card(TM) technology. The Registrant's ability to continue in this manner and to receive this level of support from the Licensor and Ventures is uncertain. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Registrant is unable to continue as a going concern.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion contains forward-looking statements regarding the Registrant, its business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Registrant's actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include the Registrant's ability to successfully develop new products for new markets; the impact of competition on the Registrant's revenues, changes in law or regulatory requirements that adversely affect or preclude customers from using the Registrant's products for certain applications, delays in the Registrant's introduction of new products or services, and failure by the Registrant to keep pace with emerging technologies.

When used in this discussion, words such as "believes," "anticipates," "expects," "intends," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Registrant undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by the Registrant in this report and other reports filed with the Securities and Exchange Commission ("SEC") that attempt to advise interested parties of the risks and factors that may affect the Registrant's business.

THREE MONTHS ENDED MARCH 31, 2004 AND MARCH 31, 2003

REVENUES - Since obtaining the license to the Super Smart Card(TM) technology in November 2000, the Registrant has been engaged in research and development efforts to enhance and broaden the technology's applications and in exploring the global market for its optimal commercialization. In the opinion of management, the Registrant's Super Smart Card(TM) is ready for commercialization. This fact notwithstanding, the Registrant is still in its development stage for accounting purposes as it has not experienced revenues in either of the three month periods ended March 31, 2004 ("1Q `04") or March 31, 2003 ("1Q `03").

On March 30, 2004, the Registrant executed a framework agreement with the Republic of Kyrgyzstan ("Kyrgyzstan") for the proposed nationwide deployment and operation of the Registrant's technology as a national ID card and visitor visa for all guests of Kyrgyzstan. In the course of on-going talks and negotiations with Kyrgyzstan, the parties have discussed a possible arrangement involving (i) the distribution of the Registrant's Super Smart Card(TM) to every citizen of Kyrgyzstan over the age of fourteen and (ii) the use of the Super Smart Card(TM) in a substantial volume of financial transactions that take place in Kyrgyzstan involving numerous e-government related functions. The framework agreement is subject to Kyrgyzstan's execution of all documents required by the Registrant to satisfy its bankers in connection with the financing of the agreement. The framework agreement is also subject to a variety of other contingencies, and it is impossible at this time to predict when, if ever, the agreement with Kyrgyzstan will result in any cash flow for the Registrant. In connection with this proposed transaction, the Registrant, through its subsidiary in Korea, is in the process of completing necessary in-country studies required for the possible deployment of its BVS2(TM) platform and in finalizing agreements with one of its implementation partners and other vendors as would be required to effectuate deployment.

COST OF REVENUES - Consistent with the Registrant still being in its development stage, it did not experience cost of revenues in either 1Q `04 or 1Q `03.

OPERATING EXPENSES - Operating expenses rose to $796,607 for 1Q `04 compared to $131,002 for 1Q `03; an increase of $665,605 or 508%. The principal factors underlying this increase were as follows: 1) increased marketing expenses during 1Q `04 compared to 1Q '03 consistent with the Registrant's efforts to get closer to developing revenues, 2) an increase in general and administrative expenses during 1Q `04 consistent with the Registrant beginning to create the infrastructure it will require to oversee its affairs, and 3) an increase in research and development expenses in 1Q `04 in line with the Registrant's technology becoming closer to commercialization.

LOSS BEFORE TAXES AND INCOME TAXES - As a result of the foregoing, loss before taxes for 1Q `04 was $(796,607) compared to $(131,002) for 1Q `03 upon which the Registrant's provision for taxes in both periods was solely attributable to state and local taxes payable.

NET LOSS - Consistent with the foregoing analysis, the Registrant reported a net loss of $(796,607) or $(0.01) per share for 1Q `04, compared to a net loss of $(131,252) or $(0.00) per share for 1Q `03, based upon weighted average shares outstanding of 171,582,774 and 153,876,310, respectively.

LIQUIDITY AND CAPITAL RESOURCES - The Registrant has limited working capital and is dependent upon its own efforts and the efforts of the Licensor and Ventures in raising proceeds derived from private securities offerings for funds for the continuation of its proposed smart card business. Currently, the Registrant does not have any existing credit facilities or similar bank borrowing arrangements for working capital needs. Until the Registrant begins receiving adequate cash flows, if any, it will need to obtain additional financing in order to carry out its entire business plan. There can be no assurance that any additional financing will be available to the Registrant on acceptable terms, if at all. If the Registrant raises additional funds by issuing additional equity securities, further dilution to existing equity holders may result. If adequate additional funds are not available to the Registrant for implementation of deployment contracts, the Registrant may be required to curtail significantly its long term marketing objectives and the Registrant still may not be able to transition out of the development stage, notwithstanding management's belief that the BVS2(TM) systems and Super Smart Card(TM) and other system technologies are ready for commercialization.

At March 31, 2004, the Registrant had current assets of $212,023 (including cash of $177,668), current liabilities of $563,022, and negative working capital of $350,999. The Registrant periodically evaluates its liquidity requirements, capital needs and availability of capital resources in view of its plans for commercialization of its technology, and other operating cash needs. In the opinion of Registrant's management, the Registrant is generating sufficient cash from the sale of securities to its accredited investors to meet its requirements through 2004. The Registrant may rely on these same resources, as well as debt financing from time to time to meet its long-term capital needs.

While we cannot predict the future with any certainty, we anticipate that our first system will be deployed within the next 12 months and we plan to continue our marketing and research and development efforts with a view towards placing multiple systems into operation as soon as possible. While there can be no assurance, we are looking forward to the sale and deployment of at least two additional systems during this period encompassing an eventual anticipated aggregate of approximately twenty million Super Smart Cards(TM).

Additionally, based on our recently executed Cooperation agreement with Guo Xin Well-tel Technology Co., Ltd., and EarthNetMedia Trading Co., Ltd., two entities in the

People's Republic of China ("PRC"), we will continue with our efforts to obtain the required licenses allowing us to effectuate mass distribution of the Super Smart Card(TM) and the operation of the BVS2(TM) throughout the PRC. Towards this end, we are seeking an export license from the U.S. Commerce Department to deliver our products and systems to the PRC. Given the U.S. Commerce Department's rejection of an export license in connection with the Registrant's prior agreement with the PRC, there can be no assurance that any future export license will be forthcoming in the foreseeable future or at any time.

Since present management assumed control in 2000, our only source of funds has been through private placements of our equity securities to accredited investors. We presently are dependent upon private investors and expect this dependence to continue until sometime after the sale of our first system, enabling the Registrant to generate sufficient income to cover operating costs. As of the date of this Report, we expect that this dependence will continue until at least the fourth quarter of 2004; and based upon our current and planned 2004 rate of operating commitments, that we will require approximately $2,500,000 in additional subscriptions during this period. There can be no assurance that we will continue to be able to rely upon this source of funds. Moreover, the Initial Decision of the Administrative Law Judge to revoke the registration of our common stock and the possibility that, if our appeal of the Initial Decision fails, the SEC will suspend or permanently halt the trading in our common stock, may have a material adverse effect on the Registrant's ability to raise necessary capital. Such an outcome would deprive public investors in our securities of a short term exit strategy and will increase the difficulty of continuing to raise money in this fashion. This in turn would have a material adverse effect on our ability to transition out of the development stage. Accordingly, on March 24, 2004, we petitioned the SEC for a review of this Initial decision.

Our ability to maintain what we believe to be the state-of-the-art quality of our Super Smart Card(TM) technology is dependent upon our ongoing research and development to improve our product's functionality and durability and to reduce their cost of manufacture. In addition, we are constantly trying to find and develop new products that enhance the functionality of our BVS2(TM) platform. This research and development is an integral part of our operating commitments for 2004 and as such, is dependent upon funds from subscribers. Accordingly, our ability to continue research and development efforts are subject to the same risks enumerated in the preceding paragraph.

We acquire equipment in connection with our research and development activities on an almost constant basis. Our planned 2004 budget is approximately $1,000,000 for such acquisitions, but could change depending on a number of factors, including any failure to meet our sales expectations or capital requirements. In connection with the anticipated sale of one or more systems, we will need to lease additional space for an operations and testing center for certain customers.

Commencing January 1, 2004, we began the integration of the San Jose research and development center and its staff and operations into our Company. As part of this integration, we expect to hire between six and ten new employees. In addition, and commencing upon the first deployment of one of our systems, management anticipates that the Company: (i) will be required to retain an additional six to ten employees to perform administrative, logistics and quality control functions; and (ii) will need to open a local liaison office with an administrative and clerical staff consisting of two or three people.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

During the quarter ended March 31, 2004, the Registrant began to implement controls and procedures designed to ensure that information required to be disclosed in the reports that the Registrant files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon their evaluation of the controls and procedures implemented within 90 days of the filing date of this report, the Chief Executive and Chief Financial Officer of the Registrant concluded that the Registrant's disclosure controls and procedures have been improved substantially during the past three months. Such officer also concluded that the Registrant's controls and procedures will likely equal or exceed those required of the Registrant within one more operating quarter.

Changes in Internal Controls
----------------------------

The Registrant made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial Officer.


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Administrative Proceeding
-------------------------

On December 12, 2003, the SEC commenced an Administrative Proceeding against the Registrant seeking, inter alia, to interrupt public trading in the Registrant's securities (the "Proceeding"). Pending a decision by the Administrative Law Judge, the Registrant agreed to utilize its best efforts to prepare and file its Annual Report on Form 10-KSB for the two fiscal years ending December 31, 2003, on or before March 30, 2004.

On March 4, 2004, Lillian A. McEwan, Administrative Law Judge, published an Initial Decision in the Proceeding. In her decision, the Administrative Law Judge (i) ordered: that, effective 21 days after the date of the initial decision, the registration of the Registrant's common stock be revoked as a result of the Registrant's violations of the periodic reporting requirements of the Exchange Act and (ii) dismissed the allegations in the Proceeding that the Registrant violated Section 12b-20 of the Exchange Act. Notwithstanding the decision of the Administrative Law Judge, the Registrant timely filed its Annual Report on Form 10-KSB for the fiscal year ending December 31, 2003 (which Form 10-KSB also included audited financial statements for fiscal year ended December 31, 2002). On March 24, 2004, and in accordance with applicable rules, the Registrant appealed the Administrative Law Judge's decision to the SEC and its stock continues to trade, as it had previously, in the over-the-counter market. On April 26, 2004, e-Smart filed its Brief in Support of Petition for Review of Initial Decision of Administrative Law Judge. The Petition for Review is currently pending before the SEC.

ITEM 5. OTHER INFORMATION

Delinquent Filings
------------------

The Registrant has not filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months. Although the Registrant has been subject to the Exchange Act filing requirements during the preceding 12 months, the Registrant has only filed its Form 10-QSB Quarterly Reports for the quarterly periods ended June 30, 2003 and September 30, 2003, and has timely filed its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 (which Form 10-KSB also included audited financial statements for fiscal year ended December 31, 2002). Upon the timely filing of this Report and its Form 10-QSB Quarterly Report for the six months ended June 30, 2004, the Registrant will have filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months.

Modification of Research and Development Services Agreement
-----------------------------------------------------------

Pursuant to a one year Research and Development Services Agreement effective January 1, 2001, and dated May 29, 2003 (the "BBT Agreement"), the Registrant engaged Big Bang Technologies, Inc., a California corporation controlled by and under common control of Tamio Saito, a co-inventor of the Super Smart Card(TM) technology and the BVS2(TM) platform ("BBT"), as the Registrant's research and development co-coordinator, administrator and personnel provider. BBT was also engaged to provide the Registrant with state of the art software development, testing, laboratory and other services related to our smart card technology, and the services of Tamio Saito as our Chief Technology Officer.

On April 19, 2004, the Registrant and BBT amended the BBT Agreement effective as of January 1, 2004 (the "Amendment"). Pursuant to the Amendment: (i) BBT subleased an aggregate of 1,200 square feet of space plus common areas and the use of a conference room at 1810 Old Oakland Road, Suite F, San Jose, California to the Registrant, for $3,000 per month, subject to approval of the landlord;
(ii) the Registrant hired four former research employees of BBT; (iii) the Registrant agreed to pay BBT an aggregate of $22,000 per month to provide the services of Tamio Saito and other BBT employees to the Registrant in conjunction with software development, testing, laboratory and other services related to the Registrant's smart card technology; and (iv) the Registrant agreed to reimburse BBT for expenses incurred on the Registrant's behalf.

Amendment to Advisory and Administrative Services Agreement
-----------------------------------------------------------

Pursuant to an Advisory and Administrative Services Agreement effective January 1, 2001, and dated May 29, 2003 (the "ABG Agreement"), the Registrant engaged Associated Business Group, Inc., a Nevada corporation controlled by the father of Wayne Drizin, a co-inventor of our Super Smart Card(TM) technology and the BVS2(TM) platform ("ABG"), to administer the receipt of investor's funds, to pay expenses and to perform other necessary and related administrative services including utilizing its best efforts to cover temporary shortfalls in the Registrant's cash receipts. The Registrant agreed to pay ABG a fee of $10,000 per month subject to ABG's right to convert the same into restricted shares of the Registrant's common stock at a conversion price equal to 75% of the mean between the closing bid and asked prices for the Registrant's common stock on the day before the date ABG elects to convert.

On April 19, 2004, the Registrant and ABG amended the ABG Agreement effective as of April 30, 2004. In lieu of the original ABG Agreement, the Registrant entered into a one year administrative services consulting agreement with ABG wherein ABG agreed to supervise the Registrant's Nevada office and perform other necessary and related administrative services in consideration of a monthly fee of $1,500, plus any expenses incurred on the Registrant's behalf. The new agreement, which contains confidentiality and non-compete protection, is terminable by either party on six months prior written notice.

Agreement with the Republic of Kyrgyzstan
-----------------------------------------

On March 30, 2004, the Registrant entered into an agreement with the Republic of Kyrgyzstan through its Ministry of Transportation and Communication. Pursuant to that agreement, the Registrant agreed, subject to agreement of all open terms and conditions, to consider the merits of a proposal to install, maintain, and operate its Biometric Verification Security System(TM) ("BVS2TM") platform and its Super Smart Card(TM) on a "BOT" contract as the basis of a nationwide payment clearing and verification system (the "System") that is intended to be integrated into virtually all of Kyrgyzstan's commercial payment modalities (ATM's, point-of-sale machines, Internet, etc.).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

         10(m) Amendment to Advisory and Occupancy Services Agreement, dated April 19, 2004, by and between Associated Business Group, Inc. and e-Smart Technologies, Inc.

         10(n) Amendment to Research and Development Services Agreement, dated

                  April 19, 2004, by and between Big Bang Technologies, Inc. and e-Smart Technologies, Inc.

         10(o) Agreement, dated March 30, 2004, by and between the Ministry of Transportation and Communication of the Republic of Kyrgyzstan's Supervisory institute for e-Government on behalf of the Republic of Kyrgyzstan and e-Smart Technologies, Inc.

         31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

         32.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

Reports on Form 8-K: None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

e-Smart Technologies, Inc.

By:   /s/  Mary A. Grace
   -----------------------
Chief Executive Officer, and Director


By:   /s/  Mary A. Grace
   -----------------------
Chief Financial Officer


Dated:  May 17, 2004