Form 10QSB
period 2003-03-31
E-SMART TECHNOLOGIES INC
filed 2004-06-30
CIK 1112999

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 000-30717

e-Smart Technologies, Inc.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0309261 (I.R.S. Employer Identification No.)

7225 Bermuda Road, Suite C Las Vegas, Nevada (Address of principal executive offices)	89119 (Zip Code)

Registrant’s telephone number, including area code: (702) 447-5210

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

State the number of share outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 153,973,443 shares at March 31, 2003.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

e-SMART TECHNOLOGIES, INC.
FORM 10-QSB – QUARTERLY PERIOD ENDED MARCH 31, 2003

EXHIBITS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

     The unaudited condensed balance sheets of e-Smart Technologies, Inc., (the “Registrant”), at March 31, 2003 and December 31, 2002, and the unaudited condensed statements of operations, shareholders’ equity, and cash flows for the three month periods ended March 31, 2003 and March 31, 2002 follow. The unaudited condensed financial statements reflect all adjustments that are, in the opinion of management, necessary to render a fair statement of the results for the interim periods presented.

e-SMART TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2003	2002
Assets
Current assets -
Cash	$15	$1,069
Due from Associated Business Group, Inc.	40,000	40,000
Prepaid expenses	65,600	—

Total current assets	105,615	41,069
Super Smart Card ™ Technology	114,168	115,740

Total assets	$219,783	$156,809

Liabilities and Shareholders’ Equity (Deficiency)
Current liabilities -
Accounts payable	$389,121	$230,395
Notes payable	150,000	150,000
Accrued expenses	22,103	14,603

Total current liabilities	561,224	394,998

Shareholders’ Equity (Deficiency) -
Common Stock, par value $.001 per share, 300,000,000 authorized, 153,973,443 and 153,771,993 issued and outstanding, respectively	153,973	153,772
Additional paid in capital	22,742,578	22,714,779
Retained deficiency	(23,237,992)	(23,106,740)

Total shareholders’ deficiency	(341,441)	(238,189)

Total liabilities and shareholders’ deficiency	$219,783	$156,809

See notes to condensed financial statements.

e-SMART TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS
[Unaudited]

	Three Months Ended
	March 31,
	2003	2002
Net revenue	$—	$—
Cost of revenue	—	—
Gross profit	—	—
Operating expenses:
Research and development	50,000	20,000
Selling, general and administrative	73,503	1,820
Interest	7,499	—

Total operating expenses	131,002	21,820

Loss before taxes	(131,002)	(21,820)
Income tax	250	250

Net loss	$(131,252)	$(22,070)

Net loss per common share - basic and fully-diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	153,876,310	145,462,200

See notes to condensed financial statements

e-SMART TECHNOLOGIES, INC.

CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIENCY)
[Unaudited]

	Common Stock		Additional Paid-in	Retained Earnings
	Shares	Amount	Capital	(Deficit)	Total
Balance, January 1, 2002	145,117,200	$145,117	$122,715	$(145,580)	$122,252
Issuance of shares for cash	1,180,000	1,180	21,820	—	23,000
Net loss	—	—	—	(22,070)	(22,070)
Balance, March 31, 2002	146,297,200	$146,297	$144,535	$(167,650)	$123,182

Balance January 1, 2003	153,771,993	$153,772	$22,714,779	$(23,106,740)	$(238,189)
Issuance of shares for cash	201,450	201	27,799	—	28,000
Net loss	—	—	—	(131,252)	(131,252)
Balance, March 31, 2003	153,973,443	$153,973	$22,742,578	$(23,237,992)	$(341,441)

See notes to condensed financial statements.

e-SMART TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS
[Unaudited]

	Three Months Ended March 31,
	2003	2002
Cash flows of operating activities
Net loss	$(131,252)	$(22,070)
Adjustments to reconcile net loss to net cash used by operations:
Depreciation and amortization	1,572	—
Decrease (increase) in assets - Prepaid expenses	(65,600)	—
Increase (decrease) in liabilities - Accounts payable	158,726	—
Accrued expenses	7,500	—

Net cash used by operating activities	(29,054)	(22,070)

Cash flows of financing activities Proceeds from sale of common shares	28,000	23,000

Net cash provided by financing activities	28,000	23,000
Net (decrease) increase in cash	(1,054)	930
Cash at beginning of period	1,069	81

Cash at end of period	$15	$1,011

See notes to condensed financial statements.

e-SMART TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended March 31, 2003 and 2002, are not necessarily indicative of the results that may be expected for the respective years ended December 31, 2002 and 2003.

     The unaudited condensed financial statements should be read in conjunction with the audited financial statements and related footnotes included in the Registrant’s Annual Report on Form 10-KSB for the two fiscal years ended December 31, 2003, supplemented by the notes included herein. Such Annual Report on Form 10-KSB was the first to be filed by the Registrant since present management assumed control of the Registrant in October 2000. Prior thereto, the Registrant’s last audited financial statements were filed with the Registrant’s Form 10-SB on May 30, 2000, under the Registrant’s former name, Plainview Laboratories, Inc.

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

2. Related Party Transactions

     Common Ownership

     Approximately 42% of the Registrant’s outstanding common shares are owned by IVI Smart Technologies, Inc., a Delaware corporation (the “Licensor”), that is the sole owner of all of the Super Smart Card™ technology licensed to the Registrant. Such license was granted by the Licensor in November 2000 for a 20-year term for commercialization throughout Asia and the United States. In addition, the Licensor’s parent, Intermarket Ventures, Inc., a Utah corporation (“Ventures”), is the owner of approximately 35% of the Registrant’s outstanding common shares. Mary A. Grace, the Registrant’s President, Chief Executive Officer and Chief Financial Officer, is a director, executive officer and principal stockholder of the Licensor and Ventures. Tamio Saito, the Registrant’s Chief Technology Officer, is also an executive officer and principal stockholder of the Licensor and Ventures. The Licensor and Ventures are in a position to materially influence the direction of the Registrant, its efforts in raising the additional capital critical to its success, and the strategies employed in commercialization of the licensed technology, assuming the Registrant’s business plan is ultimately successful.

3. Going Concern

     The Registrant’s condensed financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

     As shown in the accompanying financial statements, the Registrant had negative working capital at March 31, 2003, of $455,609. In addition, the Registrant has incurred an accumulated deficit of $(23,237,992) through March 31, 2003. The Registrant is dependent upon the efforts of the Licensor and Ventures to raise proceeds from continued debt or equity placements to sustain the research and development and ultimate commercialization of their respective interests in the Super Smart Card™ technology. The Registrant’s ability to continue to receive this level of support from the Licensor and Ventures is uncertain. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Registrant is unable to continue as a going concern.

Item 2. Management’s Discussion and Analysis

     The following discussion contains forward-looking statements regarding the Registrant, its business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Registrant’s actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include the Registrant’s ability to successfully develop new products for new markets; the impact of competition on the Registrant’s revenues, changes in law or regulatory requirements that adversely affect or preclude customers from using the Registrant’s products for certain applications, delays in the Registrant’s introduction of new products or services, and failure by the Registrant to keep pace with emerging technologies.

     When used in this discussion, words such as “believes,” “anticipates,” “expects,” “intends,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Registrant undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by the Registrant in this report and other reports filed with the Securities and Exchange Commission (“SEC”) that attempt to advise interested parties of the risks and factors that may affect the Registrant’s business.

     Three Months Ended March 31, 2003 and March 31, 2002

     Revenues – Since obtaining the license to the Super Smart Card™ technology in November 2000, the Registrant has been engaged in research and development efforts to enhance and broaden the technology’s applications and in exploring the global market for its optimal commercialization. In the opinion of management, the Registrant’s Super Smart Card™ is ready for commercialization. This fact notwithstanding, the Registrant is still in its development stage for accounting purposes as it has not experienced revenues in either of the three month periods ended March 31, 2003 (“1Q ’03 ”) or March 31, 2002 (”1Q ‘02”).

     Cost of Revenues – Consistent with the Registrant still being in its development stage, it did not experience cost of revenues in either 1Q ’03 or 1Q ‘02.

     Operating Expenses – Operating expenses rose to $131,002 for 1Q ’03 compared to $21,820 for 1Q ’02, an increase of $109,182, or 500%. The principal factors underlying this increase were as follows: (i) increased marketing expenses during 1Q ’03 compared to 1Q ’02 consistent with the Registrant’s efforts to get closer to developing revenues; (ii) an increase in general and administrative expenses during 1Q ’03 consistent with the Registrant beginning to create the infrastructure it will require to oversee its affairs; and (iii) an increase in research and development expenses in 1Q ’03 in line with the Registrant’s technology becoming closer to commercialization.

     Loss Before Taxes and Income Taxes – As a result of the foregoing, loss before taxes for 1Q ’03 was $(131,002) compared to $(21,820) for 1Q ’02 upon which the Registrant’s provision for taxes in both periods was solely attributable to state and local taxes payable.

     Net Loss – Consistent with the foregoing analysis, the Registrant reported a net loss of $(131,252) or $(0.00) per share for 1Q ’03, compared to a net loss of $(22,070) or $(0.00) per share for 1Q ’02, based upon weighted average shares outstanding of 153,876,310 and 145,462,200, respectively.

     Liquidity and Capital Resources – The Registrant has limited working capital and is dependent upon the efforts of the Licensor and Ventures in raising proceeds derived from private securities offerings for funds for the continuation of its proposed smart card business. Currently, the Registrant does not have any existing credit facilities or similar bank borrowing arrangements. The Registrant will need to obtain additional financing in order to carry out its entire business plan. There can be no assurance that any additional financing will be available to the Registrant on acceptable terms, if at all. If the Registrant raises additional funds by issuing additional equity securities, further dilution to existing equity holders may result. If adequate additional funds are not available, the Registrant may be required to curtail significantly its long term business objectives and the Registrant still may not be able to transition out of the development stage, notwithstanding that the Registrant believes the BVS2™ system and Super Smart Card™ and other system technologies will be ready for commercialization in 2004.

     At March 31, 2003, the Registrant had current assets of $105,615 (including cash of $15), current liabilities of $561,224, and negative working capital of $455,609. The Registrant periodically evaluates its liquidity requirements, capital needs and availability of capital resources in view of its plans for commercialization of its technology, and other operating cash needs. In the opinion of Registrant’s management, the Registrant is generating sufficient cash from the sale of securities to its accredited investors to meet its requirements through 2003. The Registrant may rely on these same resources, as well as debt financing from time to time to meet its long-term capital needs.

     Plan of Operations – Over the next 12 months, the Registrant expects to continue its marketing, research and development efforts through the private sale of common stock to the accredited investors that have supported the Registrant to this stage. The Registrant estimates that it will need another $3 to $4 million in capital until it achieves its first systems sales in mid to late 2004. There can be no assurances that the Registrant will continue to receive the support of its investors. However, the market intelligence the Registrant has gathered regarding the need for its products and systems continues to be consistently encouraging. In view of the foregoing, the Registrant believes it will continue to receive sufficient capital to sustain its business operations through commercialization.

     Off-Balance Sheet Arrangements – The Registrant has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3. Controls and Procedures

     Evaluation of Disclosure Controls and Procedures

     During the quarter ended March 31, 2003, the Registrant had not yet begun to implement controls and procedures designed to ensure that information required to be disclosed in the reports that the Registrant files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon their evaluation of the controls and procedures expected to be implemented between 90 and 120 days from the filing date of this report, the Chief Executive and Chief Financial Officer of the Registrant concluded that the Registrant’s disclosure controls and procedures are expected to improve substantially. Such officer also concluded that the Registrant’s controls and procedures will likely equal or exceed those required of the Registrant within two or three more operating quarters.

     Changes in Internal Controls

     The Registrant made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial Officer.

PART II - OTHER INFORMATION

Item 5. Other Information

     Delinquent Filings

     The Registrant has not filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the 12 months preceding the period covered by this Report. Although the Registrant has been subject to the Exchange Act filing requirements during the preceding 12 months, the only Exchange Act filings made by the Registrant were its Form 10-SB on May 30, 2000, under the Registrant’s former name Plainview Laboratories, Inc., and its Form 8-K dated October 23, 2001, reporting the change of its independent accountants.

Item 6. Exhibits and Reports on Form 8-K

(a)	List of Exhibits

Exhibit 31.1: Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1: Certifications by the Chief Executive Office and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	No reports on Form 8-K have been filed during the quarter for which this report is filed.

ITEMS 1, 2, 3, and 4 are not applicable and have been omitted.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

e-Smart Technologies, Inc.

Date: June 30, 2004	By:	/s/ Mary A. Grace

Name: Mary A. Grace
Title: Chief Executive Officer and Director

Date: June 30, 2004	By:	/s/ Mary A. Grace

Name: Mary A. Grace
Title: Chief Financial Officer