Form 10QSB
period 2004-06-30
E-SMART TECHNOLOGIES INC
filed 2004-08-16
CIK 1112999

--------------------------------------------------------------------------------

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C. 20549

                              Form 10-QSB

(Mark One)
[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended: June 30, 2004

[   ]  Transition report under section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the transition period from____________________ to ______________________.


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


Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes [ X  ]  No [    ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

Common Stock, par value $.001 per share, 173,042,610 shares at June 30, 2004.


Transitional Small Business Disclosure Format (Check one):Yes [ ] No [X]

--------------------------------------------------------------------------------
                       e-SMART TECHNOLOGIES, INC.
            FORM 10-QSB QUARTERLY PERIOD ENDED JUNE 30, 2004

                                  INDEX

                                                            Page

PART I  FINANCIAL INFORMATION                                 2

Item 1. Financial Statements                                  2
	Condensed Consolidated Balance Sheets at
            June 30, 2004 and December 31, 2003               3
        Condensed Consolidated Statements of Operations
            for the Six Months and Three Months Ended
            June 30, 2004 and 2003                            4
        Condensed Consolidated Statement of Shareholders'
            Impairment for the Period January 1, 2003
            through June 30, 2004                             5
	Condensed Consolidated Statements of Cash Flows
            for the Six Months Ended June 30, 2004 and 2003 6 Notes to the Condensed Consolidated Financial
            Statements                                        7

Item 2. Management's Discussion and Analysis                  9

Item 3. Controls and Procedures                              12

PART II OTHER INFORMATION                                    12

Item 1. Legal Proceedings                                    12

Item 5. Other Information                                    13

Item 6. Exhibits and Reports on Form 8-K                     14

        SIGNATURES                                           14

        EXHIBITS                                             15


                      PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The unaudited condensed consolidated balance sheet of the Registrant at June 30, 2004, the audited balance sheet at December 31, 2003, and the unaudited condensed consolidated statements of operations, shareholders' impairment, and cash flows for the three and six month periods ended June 30, 2004 and June 30, 2003 follow. The unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

                    e-SMART TECHNOLOGIES, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS

                                          (Unaudited)
                                            June 30,       December 31,
                                              2004             2003
                                          ------------     ------------
ASSETS

Current assets -
  Cash                                    $     8,005      $    14,096
  Due from Associated Business Group, Inc.         --           31,334
  Prepaid expenses                             59,635               --
                                          ------------     ------------
    Total current assets                       67,640           45,430

Super Smart Card tm Technology                109,006          109,310
System Development                            136,000               --
Leasehold Improvements and Equipment           91,134               --
Due from Biosensor LLC                        154,500               --
Deposit - e-Smart Korea                            --          151,000
                                          ------------     ------------
Total assets                              $   558,280      $   305,740
                                          ============     ============


LIABILITIES AND SHARESHOLDES' IMPAIRMENT

Current liabilities -
  Accounts payable                        $   433,041      $   397,081
  Accrued expenses                            157,594           38,853
  Notes payable                                80,000           80,000
  Due to Associated Business Group, Inc.       12,427               --
                                          ------------     ------------
    Total current liabilities                 683,062          515,934
                                          ------------     ------------
  6% Note Payable to Intermarket
    Ventures, Inc.                            300,000               --
                                          ------------     ------------
Shareholders' Impairment -
  Common Stock, par value $.001 per share,
  300,000,000 authorized, 173,042,610 and
  170,707,012 issued and outstanding,
  respectively                                173,042          170,707
  Additional paid in capital               60,767,183       59,497,446
  Accumulated deficit                     (61,365,007)     (59,878,347)
                                          ------------     ------------
    Total shareholders' impairment           (424,782)        (210,194)
                                          ------------     ------------
Total liabilities and shareholders'
    impairment                            $   558,280      $   305,740
                                          ============     ============


See notes to condensed consolidated financial statements.

                     e-SMART TECHNOLOGIES, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           [Unaudited]

                                  Six Months Ended          Three Months Ended
                                       June 30                   June 30
                              ------------------------- -------------------------
                                  2004         2003	    2004         2003
                              ------------ ------------ ------------ ------------
Net Revenue                   $        --  $        --  $        --  $        --

Cost of revenue                        --           --           --           --

Gross profit                           --           --           --           --

Operating expenses:
  Research and development        214,210      280,200      153,682      230,200
  General and administrative    1,268,950      518,226      534,371      444,723
  Interest                          3,000       14,998        1,500        7,499
                              ------------ ------------ ------------ ------------
    Total operating expenses    1,486,160      813,424      689,553      682,422
                              ------------ ------------ ------------ ------------
Loss before taxes              (1,486,160)    (813,424)    (689,553)    (682,422)

Provision for taxes                   500          250          250           --
                              ------------ ------------ ------------ ------------
Net Loss                      $(1,486,660) $  (813,674) $  (689,803) $  (682,422)
                              ============ ============ ============ ============
Net loss per common share -
  basic and fully-diluted     $     (0.01) $     (0.00) $     (0.00) $     (0.00)
                              ============ ============ ============ ============
Weighted average common shares
  shares outstanding           172,124,990  160,550,084  172,855,610  162,409,292
                              ============ ============ ============ ============


See notes to condensed consolidated financial statements.

                      e-SMART TECHNOLOGIES, INC.
                  CONDENSED CONSOLIDATED STATEMENT OF
                       SHAREHOLDERS' IMPAIRMENT
                             [Unaudited]

                                  Common Stock        Additional
                             ----------------------     Paid-in       Accumulated
                                Shares      Amount      Capital         Deficit         Total
                             -----------  ---------  --------------  -------------  -------------
Balance, January 1, 2003     153,771,993  $ 153,772  $   22,714,779  $(23,106,740)  $   (238,189)

Shares issued for cash        16,497,519     16,498       2,531,854            --      2,548,352

Shares issued for services       437,500        437          80,813            --         81,250

Options issued for services           --         --      34,170,000            --     34,170,000

Net loss                              --         --              --   (36,771,607)   (36,771,607)
                             -----------  ---------  --------------  -------------  -------------
Balance, December 31, 2003   170,707,012  $ 170,707  $   59,497,446  $(59,878,347)  $   (210,194)
                             -----------  ---------  --------------  -------------  -------------
Balance January 1, 2004      170,707,012  $ 170,707  $   59,497,446  $(59,878,347)  $   (210,194)

Shares issued for cash         2,335,598      2,335       1,269,737            --      1,272,072

Net loss                              --         --              --    (1,486,660)    (1,486,660)
                             -----------  ---------  --------------  -------------  -------------
Balance, June 30, 2004       173,042,610  $  73,042  $   60,767,183  $(61,365,007)  $   (424,782)
                             -----------  ---------  --------------  -------------  -------------

See notes to condensed consolidated financial statements.

                      e-SMART TECHNOLOGIES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              [Unaudited]

                                                 Six Months Ended
                                                     June 30,
                                          -----------------------------
                                              2004             2003
                                          ------------     ------------
Cash flows of operating activities -
  Net loss                                $(1,486,660)     $  (813,674)
  Adjustments to reconcile net loss to
    net cash used by operations:
      Depreciation and amortization               726              980
  Decrease (increase) in assets -
      Due from Associated Business
        Group, Inc.                            31,334               --
      Prepaid expenses                        (59,635)           4,483
  Increase (decrease) in liabilities -
      Accounts payable                         35,960           53,122
      Accrued expenses                        118,741             (432)
      Due to Associated Business
        Group, Inc.                            12,427               --
                                          ------------     ------------
        Net cash used by operating
          activities                       (1,347,107)        (755,521)
                                          ------------     ------------
Cash flows of investing activities -
  System development                         (136,000)              --
  Leasehold and improvements                  (91,556)         (58,750)
  Advances to Biosensor LLC                  (154,500)              --
  Recoupment of e-Smart Korea deposit         151,000               --
                                          ------------     ------------
        Net cash used by investing
          activities                         (231,056)         (58,750)
                                          ------------     ------------

Cash flows of financing activities -
  Proceeds from sale of common shares       1,272,072          848,803
  Proceeds from loans                              --           11,429
  Borrowings from Intermarket
    Ventures, Inc.                            300,000               --
                                          ------------     ------------
    Net cash provided by financing
      activities                            1,572,072          860,232
                                          ------------     ------------
Net (decrease) increase in cash                (6,091)          45,961
Cash at beginning of period                    14,096              202
                                          ------------     ------------
Cash at end of period                     $     8,005      $    46,163
                                          ============     ============

See notes to condensed consolidated financial statements.

                     e-SMART TECHNOLOGIES, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements, which include the accounts of the Registrant and (since commencement of its operations on January 1, 2004) those of its wholly-owned subsidiary, e-Smart Korea, Inc., have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month and three month periods ended June 30, 2004 and 2003, are not necessarily indicative of the results that may be expected for the respective years ended December 31, 2004 and 2003.

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

Note 2 - Related Party Transactions

Common Ownership

Approximately 74% of the Registrant's outstanding common shares are owned by IVI Smart Technologies, Inc., a Delaware corporation (the "Licensor"), that is the sole owner of all of the Super Smart Card TM technology licensed to the Registrant in November 2000, August 2001, and September 2001, for a 20-year term for commercialization throughout China, the remainder of Asia exclusive of China, and the United States of America, respectively. Mary A. Grace, the Registrant's President and Chief Executive Officer, is a director, executive officer and principal stockholder of the Licensor. Tamio Saito, the Registrant's Chief Technology Officer, is also an executive officer and principal stockholder of the Licensor. As such, the Licensor is in a position to materially influence the direction of the Registrant, its efforts in raising the additional capital critical to its success, and the strategies employed in commercialization of the licensed technology, assuming the Registrant's business plan is ultimately successful.

Research and Development Services Agreement

Pursuant to a Research and Development Services Agreement dated January 1, 2001, and reduced to writing on May 29, 2003 (the "BBT Agreement"), the Registrant engaged Big Bang Technologies, Inc., a California corporation controlled by and under common control of Tamio Saito, a co-inventor of the Super Smart Card TM technology ("BBT"), as the Registrant's research and development co-coordinator, administrator and personnel provider. BBT was also engaged to provide the Registrant with state of the art software development, testing, laboratory and other services related to the Registrant's smart card technology, and the services of Tamio Saito as the Registrant's Chief Technology Officer.

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

Advisory and Administrative Service Agreement

Pursuant to an Advisory and Administrative Services Agreement effective January 1, 2001, and dated May 29, 2003 (the "ABG Agreement"), the Registrant engaged Associated Business Group, Inc., a Nevada corporation controlled by the father of Wayne Drizin, a co-inventor of our Super Smart Card TM technology and the BVS2 TM platform ("ABG"), to administer the receipt of investor's funds, to pay expenses and to perform other necessary and related administrative services including utilizing its best efforts to cover temporary shortfalls in the Registrant's cash receipts. The Registrant agreed to pay ABG a fee of $10,000 per month subject to ABG's right to convert the same into restricted shares of the Registrant's common stock at a conversion price equal to 75% of the mean between the closing bid and asked prices for the Registrant's common stock on the day before the date ABG elects to convert. The term of the ABG Agreement, which provides for mutual confidentiality and non-compete protection, is one year, and is thereafter automatically renewed for successive one year terms unless sooner terminated in accordance with its provisions.

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

As shown in the accompanying financial statements, the Registrant had negative working capital at June 30, 2004, of $615,422. In addition, the Registrant has incurred an accumulated deficit of $(61,365,007) through June 30, 2004. The Registrant is dependent upon the efforts of its management to raise proceeds from continued debt or equity placements to sustain the research and development and ultimate commercialization of their respective interests in the Super Smart Card TM technology. The Registrant's ability to continue to receive new investment proceeds is uncertain. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Registrant is unable to continue as a going concern.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion contains forward-looking statements regarding the Registrant, its business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Registrant's actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include the Registrant's ability to successfully exploit its licensed technology, develop new markets for its licensed technology; the impact of competition on the Registrant's proposed operations, changes in law or regulatory requirements that adversely affect or preclude customers from using the Registrant's licensed technology, delays in the Registrant's introduction of new products or services, and failure by the Registrant to keep pace with emerging technologies.

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

Six Months Ended June 30, 2004 and June 30, 2003

Revenues - Since obtaining the license to the Super Smart Card TM technology in November 2000, the Registrant has been engaged in research and development efforts to enhance and broaden the technology's applications and in exploring its licensed markets for optimal commercialization. Despite the fact that the Registrant has commenced preparation for manufacture and delivery of its products to customers within its licensed territory, the Registrant is still deemed to be in the development stage for accounting purposes as it has not experienced revenues in either of the six month periods ended June 30, 2004 ("6M04") or June 30, 2003 ("6M03").

Cost of Revenues - Consistent with the Registrant still being in its development stage, it did not experience cost of revenues in either 6M04 or 6M03.

Operating Expenses - Operating expenses rose to $1,486,160 for 6M04 compared to $813,424 for 6M03; an increase of $672,736 or 83%. The principal factors underlying this increase were as follows: 1) increased marketing expenses during 6M04 compared to 6M03 consistent with the Registrant's efforts to get closer to generating revenues, 2) an increase in general and administrative expenses during 6M04 consistent with the Registrant beginning to create the infrastructure it will require to oversee its affairs, and 3) an increase in research and development expenses in 6M04 in line with the Registrant's technology becoming closer to commercialization.

Loss Before Taxes and Income Taxes - As a result of the foregoing, loss before taxes for 6M04 was $(1,486,160) compared to $(813,424) for 6M03 upon which the Registrant's provision for taxes in both periods was solely attributable to minimum state franchise taxes payable.

Net Loss - Consistent with the foregoing analysis, the Registrant reported a net loss of $(1,486,660) or $(0.01) per share for 6M04, compared to a net loss of $(813,674) or $(0.00) per share for 6M03, based upon weighted average shares outstanding of 172,124,990 and 160,550,084, respectively.

Three Months Ended June 30, 2004 and June 30, 2003

Revenues - Since obtaining the license to the Super Smart Card TM technology in November 2000, the Registrant has been engaged in research and development efforts to enhance and broaden the technology's applications and in exploring its licensed markets for optimal commercialization. Despite the fact that the Registrant has commenced preparation for manufacture and delivery of its products to customers within its licensed territory, the Registrant is still deemed to be in the development stage for accounting purposes as it has not experienced revenues in either of the three month periods ended March 31, 2004 ("2Q04") or March 31, 2003 ("2Q03").

Cost of Revenues - Consistent with the Registrant still being in its development stage, it did not experience cost of revenues in either 3Q04 or 3Q03.

Operating Expenses - Operating expenses rose to $689,553 for 2Q04 compared to $682,422 for 2Q03; an increase of $7,131 or 1%. The principal factors underlying this increase were as follows: 1) increased marketing expenses during 2Q04 compared to 2Q03 consistent with the Registrant's efforts to get closer to generating revenues, 2) an increase in general and administrative expenses during 2Q04 consistent with the Registrant beginning to create the infrastructure it will require to oversee its affairs, and 3) an increase in research and development expenses in 2Q04 in line with the Registrant's technology becoming closer to commercialization.

Loss Before Taxes and Income Taxes - As a result of the foregoing, loss before taxes for 2Q04 was $(689,553) compared to $(682,422) for 2Q03 upon which the Registrant's provision for taxes in both periods was solely attributable to minimum state franchise taxes payable.

Net Loss - Consistent with the foregoing analysis, the Registrant reported a net loss of $(689,803) or $(0.00) per share for 2Q04, compared to a net loss of $(682,422) or $(0.00) per share for 2Q03, based upon weighted average shares outstanding of 172,855,610 and 162,409,292, respectively.

Liquidity and Capital Resources - The Registrant has limited working capital and is dependent upon its efforts in raising proceeds derived from private securities offerings for funds for the continuation of its proposed smart card business. Currently, the Registrant does not have any existing credit facilities or similar bank borrowing arrangements. The Registrant will need to obtain additional financing in order to carry out its entire business plan. There can be no assurance that any additional financing will be available to the Registrant on acceptable terms, if at all. If the Registrant raises additional funds by issuing additional equity securities, further dilution to existing equity holders will result. If adequate additional funds are not available, the Registrant may be required to curtail significantly its long term business objectives and the Registrant still may not be able to transition out of the development stage, notwithstanding that the BVS2 TM systems and Super Smart Card TM and other smart card system technologies are ready for commercialization.

At June 30, 2004, the Registrant had current assets of $67,640 (including cash of $8,005), current liabilities of $683,062, and an accumulated deficit of $61,365,007. The Registrant periodically evaluates its liquidity requirements, capital needs and availability of capital resources in view of its plans for commercialization of its technology, and other operating cash needs. In the opinion of Registrant's management, the Registrant is entirely dependent upon a material infusion of capital from the sale of securities to its accredited investors during the next several months in order to sustain its current developmental efforts, commence commercial operations, and ultimately transition out of the development stage.

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

During the quarter ended June 30, 2004, the Registrant continued to implement controls and procedures designed to ensure that information required to be disclosed in the reports that the Registrant files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon their evaluation of the controls and procedures implemented within 90 days of the filing date of this Quarterly Report, the Chief Executive and Chief Financial Officer of the Registrant concluded that the Registrant's disclosure controls and procedures have been improved substantially during the past three months. Such officer also concluded that the Registrant's controls and procedures will likely equal or exceed those required of the Registrant within one or two more operating quarters.

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

However, and on March 4, 2004, Lillian A. McEwan, Administrative Law Judge, published an Initial Decision in the Proceeding. In her Initial Decision, the Administrative Law Judge found that the Registrant failed to make the required filings, as alleged, and therefore violated Exchange Act Section 13(a) and Rules 13a-1 and 13a-13. In assessing sanctions, the Administrative Law Judge found that the Registrant's violations were not only recurrent but also egregious, lasting over three years and continuing to the present. The Administrative Law Judge found that, although the Registrant represents that it intends to bring itself into full compliance with the periodic reporting requirements no later than March 31, 2004, this endeavor seems doomed. Because the Administrative Law Judge was convinced that the Registrant could not readily remedy its periodic reporting violations, the Administrative Law Judge ruled that the Registrant's registration should be revoked. On March 30, 2004, the Registrant filed a Form 10-KSB covering fiscal years ending on December 31, 2002 and 2003.

On March 23, 2004, and within the 21 day period provided in the Initial Decision, the Registrant filed a petition with the SEC for review of the Administrative Law Judge's decision. The Registrant's petition was granted on March 26, 2004. On March 30, 2004, the Division of Enforcement asked that the Administrative Law Judge's decision be summarily affirmed pursuant to Rule of Practice 411(e). The Division also moved for leave, under Commission Rule of Practice 410(d), to file a brief in opposition to the Registrant's petition for review.

On July 16, 2004, the SEC published an order wherein the Division of Enforcement's motions for summary affirmance and for leave to file a brief in opposition to the Registrant's petition for review were denied.

ITEM 5.	OTHER INFORMATION

Agreement with Samsung SDS Co., Ltd. and Kobile, Inc.

On June 28, 2004, and pursuant to the Registrant's previously executed Master Teaming Agreement between Samsung SDS Co., Ltd., a Korean corporation ("Samsung"), the Registrant's wholly owned subsidiary, e-Smart Korea, Inc. entered into a written Cooperation Agreement with Kobile Co., Ltd., a Korean marketing company ("Kobile") and Samsung (the "Agreement"). Pursuant to the Agreement, the parties agreed to implement a joint project wherein the Registrant's proprietary Biometric Verification Security SystemTM operating platform and its advanced Super Smart CardsTM will be provided to participating schools, educational institutions and their related facilities located in the Republic of Korea (the "Institutions"). The Registrant is responsible for providing the proprietary software, quantities of Super Smart CardsTM, hardware, and all necessary operating services to the Institutions together with the arrangement of all necessary capital. Kobile is responsible for supplying irrevocable and unconditional contracts with each Institution as well as agreements with merchants and suppliers. Samsung shall act as the system integrator and maintenance provider for the project.
The Agreement provides for intellectual property and confidentiality protection.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

        10(p)- Cooperation Agreement dated June 18, 2004.

	31.1 - Certification Pursuant to Section 302 of the
               Sarbanes-Oxley Act of 2003

	32.2 - Certification Pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2003

Reports on Form 8-K:  None.

                                SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

e-Smart Technologies, Inc.

By:   /s/  Mary A. Grace
-------------------------------------
Chief Executive Officer, and Director


By:   /s/  Mary A. Grace
-------------------------------------
Chief Financial Officer


Dated:  August 16, 2004