Form 10KSB
period 2002-12-31
E-SMART TECHNOLOGIES INC
filed 2004-09-08
CIK 1112999

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT 1934:

                   For the Fiscal Year Ended December 31, 2002
                              and December 31, 2001

                         Commission File Number: 0-30717

                           E-SMART TECHNOLOGIES, INC.
                 (Name of Small Business Issuer in its Charter)

               Nevada                                    88-0409261
      (State of Incorporation)             (I.R.S. Employer Identification No.)

               7225 Bermuda Road, Suite C, Las Vegas, Nevada 89119 (Address of Principal executive Office, including Zip Code)

                                 (702) 447-5210
                           (Issuer's Telephone Number)

         Securities registered under Section 12(g) of the Exchange Act:

                          COMMON STOCK, $.001 PAR VALUE
                                (Title of Class)

Check whether Issues: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for the two year ended December 31, 2002:          $ - 0-

The aggregate market value of Common Stock held by non-affiliates at December 31, 2002 was $5,388,120.

Shares of Common Stock, $.001 par value per share, outstanding at March 31, 2002: 153,771,993 shares

Documents Incorporated by Reference:    None.

Transitional Small Business Disclosure Format (check one): Yes [    ]   No [ X ]



                                TABLE OF CONTENTS

                                     PART I

ITEM 1. Description of Business
ITEM 2. Description of Property
ITEM 3. Legal Proceedings
ITEM 4. Submission of Matters to a Vote of Security Holders

                                     PART II

ITEM 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

ITEM 6. Management's Discussion and Analysis or Plan of Operations

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

ITEM 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

ITEM 12. Certain Relationships and Related Transactions

ITEM 13. Exhibits and Reports on Form 8K

ITEM 14. Principal Accountant Fees and Services


                                   SIGNATURES

                                 CERTIFICATIONS




Safe Harbor Statement

Certain statements contained herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. We desire to avail ourselves of certain "safe harbor" provisions of the 1995 Reform Act and are therefore including this special note to enable us to do so. Forward-looking statements included in this Report on Form 10-KSB involve known and unknown risks, uncertainties, and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from our best estimate of future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. These risks include, but are not limited to, risks related to recently consummated acquisitions as well as future acquisitions, our ability to increase our revenues and generate income from operations, effects of competition and technological changes, risks related to exposure to personal injury and workers' compensation claims, risks that our insurers may not provide adequate coverage, risks associated with compliance with government regulations such as ERISA, state and local employment regulations and dependence upon key personnel.

We believe it is important to communicate our expectations to our investors. There may be events in the future, however, that we are not able to accurately predict or over which we have no control. The risk factors listed above, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we described in our forward-looking statements. Before any investment is made in our securities, be aware that the occurrence of any of the events described in the risk factor section and elsewhere in this report, and other events that we have not predicted or assessed could have a material adverse effect on our ability to transition out of the development stage. In such case, the price of our securities could decline and any investor may lose all or part of the investor's investment.




                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Preface

On December 12, 2002, the Securities and Exchange Commission (the "SEC") commenced an Administrative Proceeding against us seeking, among other things, to interrupt public trading in our securities (the "Proceeding"). Pending a decision by the Administrative Law Judge, we agreed with the SEC and the judge to utilize our best efforts to prepare and file Quarterly Reports on Form 10-QSB for the six and nine months ended June 30, 2003 and September 30, 2003, respectively; and our Annual Report on Form 10-KSB for the two fiscal years ending December 31, 2003, on or before March 30, 2004. Towards this end, and on November 13, 2003 and December 30, 2003, respectively, we filed our Quarterly Reports on Form 10-QSB for the six and nine months ended June 30, 2003 and September 30, 2003; and engaged Rosenberg Rich Baker Berman & Company of Bridgewater, NJ to audit our financial statements for the two fiscal years ending December 31, 2003.

On March 4, 2004, Lillian A. McEwan, Administrative Law Judge, published an Initial Decision in the Proceeding. In her Initial Decision, the Administrative Law Judge found that we failed to make the required filings, as alleged, and therefore violated Exchange Act Section 13(a) and Rules 13a-1 and 13a-13. In assessing sanctions, the Administrative Law Judge found that our violations were not only recurrent but also egregious, lasting over three years and continuing to the present. The Administrative Law Judge found that, although we represented that we intended to be in full compliance with the periodic reporting requirements no later than March 31, 2004, this endeavor seems doomed. Because the Administrative Law Judge was convinced that we could not readily remedy our periodic reporting violations, the Administrative Law Judge ruled that our registration should be revoked. On March 30, 2004, we filed a Form 10-KSB covering fiscal years ending on December 31, 2002 and 2003 (the "10-KSB-03").

On March 23, 2004, and within the 21 day period provided in the Initial Decision, we filed a petition with the SEC for review of the Administrative Law Judge's decision. Our petition was granted on March 26, 2004. On March 30, 2004, the Division of Enforcement asked that the Administrative Law Judge's decision be summarily affirmed pursuant to Rule of Practice 411(e). The Division also moved for leave, under Commission Rule of Practice 410(d), to file a brief in opposition to our petition for review. Notwithstanding that we had appealed the Initial Decision, we agreed to file an Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

On July 16, 2004, the SEC published an order wherein the Division of Enforcement's motions for summary affirmance and for leave to file a brief in opposition to our petition for review were denied.

Since this Annual Report on Form 10-KSB is being filed 16 months after its due date, many of the events that would have been enumerated herein, particularly the parameters of our business model, have changed or were materially affected by the passage of time and/or events that occurred during the period ending March 30, 2004, the date we filed the 10-KSB-03. Accordingly, in the interests of readability and the protection of investors, and in an effort towards presenting our business in its most accurate historical context, we have included relevant subsequent events in this Report that have occurred through the date we filed the 10-KSB-03. Events occurring subsequent to March 30, 2004, have been disclosed in our Form 10-QSB for the three and six months ended March 31, 2004 and June 30, 2004.

General

e-Smart Technologies, Inc., a Nevada corporation (the "Company", "we", "our" or the "Registrant"), was incorporated on July 15, 1997, under the name Boppers Holdings, Inc. ("Boppers"). On December 22, 2000, and by virtue of a Certificate of Amendment to our Articles of Incorporation, our name was changed to e-Smart Technologies, Inc. Prior to the change of name, and pursuant to an Acquisition Agreement and Plan of Merger dated as of August 16, 2000, between Boppers and Plainview Laboratories, Inc. ("PLI"), a Nevada corporation, all the outstanding shares of common stock of PLI were exchanged for 20,000 shares of Rule 144 restricted common stock of Boppers in a transaction in which Boppers was the successor corporation. At the time of the merger with Boppers, PLI was a publicly owned entity with a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

We have had limited operations, and, in accordance with SFAS#7, are considered a development stage company. Our administrative offices are located at 7225 Bermuda Road, Suite C, Las Vegas, Nevada 89119. Our registered agent in the State of Nevada is The Corporation Service Company and our transfer agent is Holladay Stock Transfer Company of Scottsdale, Arizona. Our common stock trades in the over-the-counter market under the symbol ESMT. Our telephone number is
(702) 447-5210.

The 2000 Merger

On October 20, 2000, Boppers, Boppers Acquisition Corp., a then newly-formed Nevada corporation and wholly owned subsidiary of Boppers ("BAC"), and e-Smart Systems, Inc., a Nevada corporation ("e-Smart Systems") and wholly owned subsidiary of Intermarket Ventures, Inc., a Utah corporation ("IVI"), entered into an Agreement and Plan of Merger (the "Merger Agreement"). Pursuant to the terms of the Merger Agreement: (i) Boppers acquired all of the issued and outstanding shares of common stock of e-Smart Systems; (ii) BAC merged with and into e-Smart Systems such that e-Smart Systems was the survivor; (iii) e-Smart Systems became a wholly owned subsidiary of Boppers; and (iv) IVI, the sole shareholder of e-Smart Systems, acquired control of Boppers as described below.

Prior to the consummation of the transactions contemplated by the Merger Agreement, Boppers had 200,000,000 authorized shares of Common Stock, par value $.001 per share (the "Boppers Common Stock"), 20,000,000 authorized shares of Preferred Stock, par value $.001 per share and 3,501,000 issued and outstanding shares of Boppers Common Stock. Pursuant to the Merger Agreement, Boppers: (i) issued 58,600,000 shares of Boppers Common Stock to IVI in exchange for 58,600,000 shares of e-Smart System's common stock, par value $.001 per share, owned of record by IVI; and (ii) exchanged its warrants to purchase an aggregate of 3,000,000 shares of e-Smart System's common stock at $10.00 per share into warrants to purchase an aggregate of 3,000,000 shares Boppers' Common Stock at $10.00 per share (the "Warrants"). The foregoing caused a change in the control of Boppers.

On November 27, 2000, Bopper's management resigned and our present management took control. The Company's name was changed from Boppers Holdings, Inc. to e-Smart Technologies, Inc., effective on December 22, 2000.

On November 1, 2001, we renegotiated the terms and the territories of our exclusive license to exploit the Super Smart Card(TM) System and the Biometric Verification Security System(TM) (the "Technology") originally developed and owned by IVI, our major shareholder, for which we issued 58,600,000 shares of our common stock. IVI subsequently transferred the Technology to its subsidiary IVI Smart Technologies, Inc. ("IVI Smart"). In consideration for a net of 70,000,000 additional shares of our common stock, IVI Smart granted us the exclusive license to utilize and exploit IVI Smart's smart card technologies within the geographic confines of the rest of Asia and the United States of America. We have sublicensed the rights to market the technology to state and federal agencies to our forty-five (45%) percent owned affiliate, Homeland Defense, Inc., a Nevada corporation, which is majority owned (fifty-five (55%) percent) by our Chairman, Chief Executive Officer, President and Chief Financial Officer Mary A. Grace.

Products

IVI Smart and our subsidiaries and affiliates are all principally engaged in the business of creating, marketing, manufacturing, installing, operating and maintaining proprietary systems that are designed to positively authenticate each and every end user of any networked or local access system while protecting at all times all information residing on or transported by the system. These products are designed to provide assurance that the user is the person that he or she claims to be and whether or not he or she has the credential to access the premises or information being sought. As stated, our business is providing and operating systems. We intend to earn income primarily from transaction fees and/or other service based fees connected to the use of our systems once installed. We do not intend to either manufacturer or install systems on our own, rather, we intend to outsource manufacturing of our Super Smart Card(TM), Super Smart Readers and proprietary components under OEM agreements; and to outsource installation to select "partners" that are major systems integrators in each country of installation. Prior to the sale of a system, our business activities are strictly limited to marketing, research and development, and customer customization. After a sale is made, we supervise the manufacture and installation of the system and, once deployed, operate the system on behalf of the purchaser. By outsourcing all other activities, we hope to keep our cost of operations down and minimize the complexity of our business.

One of the key distinctions of our system from all other systems is our proprietary smart card, the Super Smart Card(TM). We believe that we are the world's first and currently the only provider of a commercially available dual ISO 7816 (contact) and ISO 14443 B (wireless) compatible smart card featuring both a fingerprint sensor onboard, a biometric matching engine onboard and a multi-application microprocessor. To our knowledge, as of the date hereof, the Super Smart Card(TM) is the only dual-interface biometrically activated, microprocessor-based smart card product. Because our Super Smart Card(TM) contains a microprocessor, it can store and process information and run multiple applications. Because our Super Smart Cards(TM) have an on-board digital fingerprint sensor, hold a biometric fingerprint template, and have an onboard biometric matching engine, our Super Smart Cards are able to perform an ID verification without reference to any network (or any other) database. For this reason, we call the Super Smart Card(TM) biometrically activated or biometrically powered. Our cards are referred to as "dual interface" because they work either in conjunction with a reader that requires physical contact with the card to supply power and to transfer data or with a reader that does not require physical contact with a card reader, as power and data are transferred to each card through a magnetic field generated by a card reader. Our Super Smart Card(TM) combines the benefits of microprocessors, biometrics and dual interface cards in an ISO compatible system and form-factor.

All of our products are designed to operate on a common platform which we currently refer to as the Biometric Verification Security System(TM) or the BVS2(TM) (the current and improved version of the Super Smart Card(TM) System). The BVS2(TM) Platform is based on our licensor's pending patents and other proprietary technologies and consists of our Super Smart Card(TM) (our unique smart card with an on-board biometric multi-application micro-processor, a unique on-board biometric sensor (fingerprint) and a unique digital photo ID system among other items), readers, operational software, application development software and a communication technology that ensures that the transmission of data to and from the Super Smart Card(TM) and throughout the system is secure and reliable. The BVS2(TM) can be customized to support a large number of applications in a multitude of markets. Some of the markets for which we have customized the BVS2(TM)platform include national security, immigration/border crossing, ID-fraud free credit/debit card pre-processing, welfare/food-stamp benefits and medical services. We believe that there is no existing practical limit to the number or types of applications we can customize our system to run.

Our products offer the following benefits:

     o The information stored on our card and transferred between the card and the reader is secured behind biometric activation and is protected by both physical and software encryption down to the physical layer (our PrestoChango protection system);

     o The biometric system being completely on the card with full independent operation capabilities allows for identity and credential verification even during emergency situations where denial of service attacks or other network outages prevent network database access and would cause many other systems to fail;

     o Our Super Smart Cards(TM) support multiple, independent applications secured even from each other on the same card, each protected by the biometric and each protected end-to-end throughout the system by our proprietary information protection system, "PrestoChango";

     o The system operator of the BVS2(TM) platform (whether we or anyone else) has no access to user or customer information unless granted access by the application owner for some specific reason; and

     o Our cards are durable and easy to use, our technology can be placed in objects that take a variety of forms, such as key chains, wristwatches and necklaces/pendants.

The e-Smart Solution

We believe that our Super Smart Card(TM) has a technological advantage over any other existing smart cards that we have seen in the market. The Super Smart Card(TM) is a dual interface card working with existing contact and existing wireless type "B" readers. The Super Smart Card(TM) is a complete biometric system with its own sensor and matching system onboard every card. The Super Smart Card(TM) is an advanced microprocessor type smart card protected by a hardware based firewall enhanced by software that protects data down to the physical layer. We believe that our Super Smart Card(TM) is rendered useless if tampered with and that counterfeiting is not possible. In short, we believe that at this time the Super Smart Card(TM) is a one-of-a-kind piece of technology that gives us a competitive advantage over all other suppliers and that makes us a sole source supplier to anyone that needs a reliable, stand-alone, privacy protected, biometrically empowered system of identity verification for all purposes whether for public security or private commercial use.

Our technology not only enables a microprocessor-based smart card system to operate in both a contact and a contactless environment, but also enables our biometric fingerprint sensor and biometric engine to work in both a contact and a contactless environment as well. We believe that this ability to operate the biometric system both with a contact reader and wirelessly is but one of the abilities unique to our Super Smart Card(TM). As the Super Smart Card(TM) is an ISO compatible smart card, our technology is not only available for new systems, but can be integrated with existing contact and contactless (wireless) systems.

The "Biometric Verification Security System(TM)" ("BVS2(TM)")

The BVS2(TM) is an integrated platform designed from the ground up to provide a security blanket of networked services necessary to protect everything from a single system to a nation-wide system. We believe that the BVS2(TM) is a complete platform that can accommodate virtually any existing peripheral deemed appropriate for whatever task is required. We also believe that the BVS2's(TM) architecture is totally modular and upgradeable, almost infinitely scalable, fault tolerant, redundant and highly trustworthy. Authorized access - both physical and logical - is provided via the BVS2's(TM) secure, standardized and irrefutable biometric credential as generated by the Super Smart Card(TM) (as described below).

All BVS2(TM) transactions (financial, data or otherwise) are routed through, logged, indexed and sorted by the BVS2's(TM) "Universal Gateway" subsystem. This subsystem is empowered by a secure group of networked servers that can access an almost unlimited numbers of diverse and legacy database systems and protocols via the Universal Gateway's exceptional data translation system, the "Automated Protocol Manager" ("APM"). If the BVS2(TM) is tasked to make an inquiry of the normally incompatible database systems of multiple domestic and foreign agencies; the BVS2(TM) can complete the inquiry quickly and efficiently, without human intervention, automatically combining normally irreconcilable data into one single language report. The BVS2's instant data-field manager allows any authorized user to instantly change information requests. With the addition of an optional analysis module, the BVS2's(TM) proprietary algorithms can analyze data customized to user requirements. In short, the BVS2(TM) is an easy to use, yet extremely powerful system built to provide security to entire nations. At the same time and without unnecessary hampering the work and needs of government officials, we believe that the BVS2(TM) offers the maximum in privacy protection to individuals. Some key components and subsystems comprising the BVS2(TM) are described below.

The Super Smart Card(TM)

The Super Smart Card(TM) is the tool required to unlock a "BVS2(TM) Transaction". A BVS2(TM) Transaction can be many different things depending on the application in use. However, whether a money transaction or a data transaction or an access transaction or any other transaction, the Super Smart Card(TM) utilizing our complete on-board biometric fingerprint matching system and our Presto Chango(TM) application and information security system is the BVS2's(TM) "ignition" and the user's fingerprint is the key to start the BVS2(TM) Transaction.

The Super Smart Card(TM) is a unique interoperable smart card featuring a non-JAVA based, multi application micro-processor that can perform multiple independent and discrete functions all protected behind hardware firewalls enhanced by software within the chip (the Presto Chango(TM) system). In addition, each Super Smart Card(TM) contains our own unique fingerprint sensor and biometric processing engine. No biometric data ever leaves the card in the privacy protected version of the Super Smart Card(TM). Biometric data resides only on the Super Smart Card(TM). All biometric processing is done on the card. Only the finger of the owner of each Super Smart Card(TM) placed on their own Super Smart Card's(TM) fingerprint sensor will activate the card, thereby insuring the personal privacy of each holder. We believe that Identity theft is theoretically made impossible. Lost or stolen cards have no value to anyone. The Super Smart Card(TM), which we believe to be both tamperproof and counterfeit-proof, supports multiple discrete applications including, among others: ID Card, Debit/Credit Card, Driver's License and Physical and/or Logical Access Card.

The standard Super Smart Card(TM) features an ISO contact operation interface (ISO 7816) and an ISO wireless operation interface (ISO 14443 B) and will operate on most ISO compatible contact 7816 readers or wireless 14443 B readers. The Super Smart Card(TM) is an integral part of the BVS2(TM). Every Super Smart Card(TM) contains an on-card biometric fingerprint sensor and digital 3-D photo ID system. Any other biometric can be added to the card and to the system. The Super Smart Card(TM) is inherently secure due to our hardware-based architecture. Each application on a Super Smart Card(TM) is secured from access by any unauthorized party by virtue of our on-chip hardware firewall system and our high-level encryption system, Presto-Chango(TM). Other card systems, such as those now used for the DOD CAC cards, rely on and run software, primarily JAVA based, to create pseudo multi-applications all with the inherent security problems of JAVA.

The following is a summary of certain of the salient features of the Super Smart Card(TM):

     o Unique Sensor On-Card. Only the fingerprint of the registered user can activate the card. The sensor performs with equal reliability with wet, dry, hot or cold fingers. The system prevents unauthorized use of any card or card application by requiring the authorized cardholder's fingerprint to activate the micro-processor inside and to initiate any transaction or to access any information (see below for more information about our fingerprint sensor);

     o Fraud-proof, counterfeit-proof and hack-proof. We believe that the physical characteristics of each Super Smart Card(TM) causes tampering to permanently disable it and destroy any information contained therein. We also believe that counterfeit cards cannot work on the system, rendering any fake cards absolutely useless for all purposes;

     o Hardware Based, Software Enhanced, Multi-Application System. One card can contain multiple and independent and secure applications. For example, the technology will permit/deny access (physical and/or logical), identify precise location and/or movement of personnel and/or watch list parties while at the same time operating other secure applications, each completely and securely isolated one from the other;

     o Immediate identification Assurance & Privacy Protection. The system provides immediate and we believe sure authentication for all users and their credentials once they are properly enrolled onto the system. All biometric details are stored only on the Super Smart Card(TM) and not in any database (except where required by law, e.g., for INS needs or as required by certain voluntary programs) and the user leaves his or her fingerprint only on his or her own card which never leaves their hand;

     o Stolen fingerprints of no use. Unlike other systems where a stolen fingerprint can mean a stolen identity, use of biometric information alone without one's own Super Smart Card(TM) is of no use with the BVS2(TM). Each person's biometric information is inextricably entwined with certain other information unique to that user. Unless the biometric presented contains the additional unique information just mentioned (i.e., one's own Super Smart Card(TM)), not even the true owner of the biometric information will be granted access without the intervention of at least one, if not two high level, human, operations supervisors'/officers' intervention, to establish the identity of the person concerned.

     o One Card System - Multiple Government Applications - Total Security - Saves Taxpayer Money. The Super Smart Card(TM) allows multiple secure applications to co-exist and operate on the same card. Because of the versatility of the BVS2(TM) and Super Smart Card(TM), one card and one system can be used by every federal agency, saving the cost of having a multitude of systems and infrastructure to support each. In addition, because of the many services that the Super Smart Card(TM) can securely perform, there are many opportunities to defray costs by using one multi-purpose card and one multi-purpose network system and charging separate application fees for each application. In addition, we believe that since there is broad compatibility with many of the readers already in use, our system will, upon installation, save time and money for certain uses.

     o More Information Regarding Our Fingerprint Sensor. A key component of each Super Smart Card(TM)is the BioSensor Fingerprint Sensor. Each Super Smart Card(TM)contains one of these tiny (.33 mm thin), low power consumption sensors that is durable enough to be embedded in a smart card and yet not effected by static electricity, the elements or the condition (wet, dry, hot, cold) of the user's skin. Imaging is in 3D and based on micro-pressure variations across the sensor surface caused by the ridges and valleys existing in one's fingerprint. Users of the Super Smart Card(TM)with our built in sensor do not have to be concerned about leaving their fingerprint(s) on some reader that is fixed on a wall or sitting on a desk for someone to steal. The cardholder is always in control of his or her own fingerprint(s). The biometric fingerprint sensor incorporated in the Super Smart Card(TM)was developed by BioSensor LLC, a Hawaiian limited liability company ("BioSensor") and wholly owned subsidiary of IVI Smart, utilizing base intellectual property developed by IVI Smart but productized by BioSensor.

          Use of the sensor is made possible pursuant to a Confidential Technology Assignment and License Agreement dated as of May 1, 2003, with IVI Smart, a principal stockholder of our Company (the "License Agreement"). Pursuant to the License Agreement, IVI Smart granted to BioSensor the exclusive right to develop certain of our intellectual property at BioSensor's sole cost and expense with respect to certain biometric fingerprint sensor technology created by IVI Smart and BioSensor granted to IVI Smart the exclusive rights to any sensor developed by BioSensor. In consideration for the use of IVI Smart's intellectual property, BioSensor issued 50,000,000 of its Common Units to IVI Smart. No other Common Units were issued by Biosensor. Accordingly, Biosensor became a wholly owned subsidiary of IVI Smart and an affiliate of ours. In consideration for the exclusive rights to use the sensor technology developed by BioSensor, IVI Smart agrees to pay a one-time royalty to BioSensor equal to $.35 for each Super Smart Card(TM) sold or distributed by IVI Smart or any affiliate or licensee.

     o The "Zero/Zero" System. Our "Zero False Acceptance - Zero False Reject" system is believed by us to be unique in the field of biometrics. In the normal course, when setting a biometric system, the closer to theoretical "zero" false acceptances you set your matching system for, the further you get from "zero" false rejections. In fact, a false rejection rate in the 30% to 40% range is not unheard of when many systems are set to the theoretical zero false acceptance rate. A false acceptance means the system confirms that you are someone else. A false rejection means the system will not confirm that you are who you really are. Based on our internal studies, our Zero/Zero System, using a patent pending technique that combines human factors with mechanical factors, is able to reduce the false reject rate to something less than 0.5% on the first use and to something less than 0.2% after the third to fifth use of the system by each new user. This reduction in the false rejection rate is extremely significant when dealing with high volumes of people in situations such as border crossings and airports. Each false rejection means that valuable time and manpower must be used to conduct a secondary inspection to check someone who is already cleared and increases the risk that an unauthorized individual will get through in the confusion. The Zero/Zero System is built in to of our Super Smart Cards(TM).

Card Readers

The card reader is the tool that supplies power to our Super Smart CardsTM and the instrument through which each card communicates with the BVS2TM platform. We intend to offer a full complement of readers as part of our proposed BVS2(TM) system offering. For clients that need readers, we intend to offer a family of multi-system readers ready to meet almost any need that the market may have. These include a handheld wireless internet appliance and card reader to a dedicated stand alone desktop reader to interface modules that allow the use of most standard, off the shelf PDA's, sub-notebooks and other similar devices. We intend to offer a browser-phone with a contact card reader already incorporated. Our latest reader is a mobile GPRS based internet appliance with constant wireless access to the commercial mobile internet. This reader features a large, full color LCD display, a keyboard and a printer all in a handheld battery operated unit. We believe that there will be a large demand for this reader. All of our readers will be manufactured under contract with established card reader manufacturers on an as ordered basis based on customer orders as received. We intend to distribute these readers on a fully burdened cost basis making little or no profit and generally retaining ownership and maintenance responsibilities. (For the avoidance of confusion, maintenance responsibilities are outsourced to our strategic partners.)

The Universal Gateway with Legacy Preserver(TM) Technology

The BVS2(TM) features a special gateway that is designed to both take in all types of information from multiple sources and applications and forward it to its correct destinations and to translate the "Babel-Speak" of over one hundred
(100) different legacy systems and technical services (this prevents the need to replace entire systems in use). When any such legacy system is attached to a BVS2(TM) empowered network using our Legacy Preserver(TM) hardware, virtually all information passing through the network enters the Universal Gateway and by default is translated by the Universal Gateway's Automated Protocol Manager(TM) into a common language such that the information becomes available for use on all connected systems. Translation is in near real-time with the speed of any particular data's delivery basically controlled by the transmission speed of the legacy system that such data resides on. The Universal Gateway is a distributed system with redundant back up at all points. We believe that in the unlikely event that any node went down including the redundancy, that failure would not shut down the entire system.

Presto-Chango(TM)

Presto-Chango(TM) is designed to protect computer information down to the physical layer from unauthorized access. We believe that any attempt to move information from our storage place without proper authority causes that iteration of the information to morph into gibberish that cannot be deciphered by anyone or any system. Authorized access allows information to move, encrypted for transport, for any authorized and proper use which can be specified by user. Coupled with the BVS2's(TM) operating software, Presto-Chango(TM) is designed to enable sensitive information to transit the Internet or any public network without risk of information theft. Working together with the Super Smart Card(TM), we believe that our system can provide superior logical protection where truly secure computer access and records are an absolute requirement.

Our Strategy

Our goal is to create a global network featuring the BVS2(TM) platform that allows the full potential of each Super Smart Card(TM) to be used anywhere in the world and the maximum potential transaction fees for us. Key elements of our strategy include:

Enhance Technological Position. We intend to continue to invest in research and development in order to enhance our technological position, develop new technologies, extend the functionality of our products and services, and offer innovative products to our customers. For example, at the request of a potential government client, we have just completed the development of a fully wireless biometric passport that can match fingerprints on a stand alone basis or faces when coupled with our digital video reader or both. We intend to continue with this type of research and development that can lead to immediate potential sales. During fiscal year 2002, the Company spent approximately $310,000 on research and development compared to $ -0- during fiscal year 2001.

Expand Domestic Market Presence. We are directly and through our Homeland Defense, Inc., affiliate actively engaged in marketing efforts to various agencies of the U.S. federal government. We have especially targeted various agencies within the Department of Homeland Security, including but not limited to the Bureau of Immigration and Customs Enforcement and the Transportation Security Administration. We intend to step up our marketing efforts to these and other agencies both on a direct basis and on a partnering basis with major U.S. domestic systems integrators in line with these agencies' current policy of awarding virtually all major contracts to a handful of well known integrators, such as, EDS, Accenture, CSC and the like.

Expand Global Market Presence. Our sales and marketing effort is directed from Las Vegas, Nevada. Currently, we market our products in Asia from our marketing subsidiary in Seoul, Korea and through strategic partnering agreements with two global IT companies and a Chinese state-owned company for domestic sales in the People's Republic of China. We intend to use these entities to strengthen our presence in existing markets, penetrate new markets, provide local customer service and technical support, and adapt our products to our local customers' specific needs.

Generate Recurring Revenues. We rejected a business model that called for one-time payments for our products and technologies. Other companies that have followed the one-time payment model in the smart card business, such as Gemplus and Oberthur, have not fared well financially through business cycles during the low end of business cycles. Instead, our business plan is to sell entire systems, including our Super Smart Cards(TM), only on a turn key basis in a manner that permits us to operate the system and collect transaction fees and service fees for an extended period of time. Our business plan is also to focus on large scale governmental clients that will cause wide use of our Super Smart Card(TM) in the event of a sale and in such circumstances would maximize our potential transaction fee base.

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

Marketing and Distribution

We intend to enhance our position in the design and development of Super Smart Card(TM) based products by developing new applications for our technology. We also intend to enter new markets, either alone or through strategic relationships. In so doing, we aim to create additional potential sources of revenues from transaction fees and additional potential sources for revenue from customer support.

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

Proprietary Technologies

We are the owner of three technology licenses. Each license has been granted pursuant to an "Exclusive Use and Distribution Agreement" (collectively the "License Agreements"), each of which grants us exclusivity to the technology covered in a particular territory. The three territories covered are the People's Republic of China, all of Asia except the People's Republic of China, and the United States of America. IVI Smart, the current licensor, is one of our principal shareholders. The rights to technology granted to us includes all smart card and related assets of the licensor including the Super Smart Card(TM), the BVS2(TM) platform and all relevant components thereof. The License Agreements require that all inventions and improvements made by us be assigned to the licensor with a license to use granted back to us on the same terms and conditions as the technology was granted to us in the original license. We are jointly responsible to protect and defend the technology in the event of challenge, or disputes of any kind in a covered territory.

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

Developments Subsequent to December 31, 2002

Commencing in the spring of 2003, we began a global marketing program with particular emphasis in Asia. In October 2003, we authorized the creation of e-Smart Korea, Inc. as a wholly owned Korean subsidiary. During the first quarter of fiscal 2004, and through our new Korean subsidiary, we entered into two material agreements that we believe will lay the groundwork for our transition to operating status. On February 25, 2004, we signed a "Mutual Cooperation Agreement" with Daewoo International ("Daewoo"), a multinational trading company, manufacturer and infrastructure builder-provider (the "Daewoo Agreement"). On February 27, 2004, we entered into a "Master Teaming Agreement" (the "Samsung Agreement") with Samsung SDS ("Samsung"), a leading global IT solutions provider in Korea with annual revenue of in excess of US $1.43 billion. In addition, the Company directly entered into another material agreement that is designed to pave the way towards re-commencing operations in China. In that regard, we directly entered into a "Cooperation Agreement" on February 27, 2004 with a Chinese corporation principally owned by entities controlled by the PRC's Ministry of Information Industry (the "China Agreement"). The following is a summary of each of the foregoing agreements:

A. The Daewoo Agreement. In furtherance of our business plan, we endeavor to engage or partner with a large system integrator in undertaking any given project. Towards that end, and pursuant to the terms of the Daewoo Agreement, the parties have agreed to work together to identify projects on an international basis within listed countries that capitalize both on the unique biometric and other systems developed by us and on Daewoo's strengths within those countries. Upon jointly agreeing to pursue a potential project, a project specific agreement will be entered into on terms to be negotiated on a case by case basis. We have commenced discussions concerning our first joint project and have commenced negotiating the terms of the first project-specific agreement. Prior to the date of the Daewoo Agreement, Daewoo chose our Super Smart Card(TM) and BVS2(TM) to gain an edge over competitors in the national ID market.

B. The Samsung Agreement. Samsung is a leading contender in the domestic Korean market for the development and implementation of a National ID Card and other large scale public ID card systems. We believe that Samsung, like Daewoo, selected our biometric systems, because when configured for a privacy protected, multi-application, National ID Card, our systems provide a powerful tool for identity verification that is useful for security purposes, an exceptional ability to prevent ID theft crimes and a unique ability to protect the privacy and civil rights of each cardholder. Under the terms of the Samsung Agreement, the parties have agreed to work together to identify domestic Korean projects as well as certain international projects that capitalize on the unique features of our technologies and upon Samsung's status and implementation abilities. Upon jointly agreeing to pursue a potential project, a project-specific agreement will be entered into on terms to be negotiated on a case by case basis. To date, the parties have identified three potential projects and discussions are underway in connection therewith. Despite the clear need to protect the Korean public from identity theft and other ID related crimes, however, the notion of a national ID card with a biometric system has stirred controversy regarding privacy related issues amongst both legislators and privacy groups. These fears, coupled with the failure of other biometric systems tested in the Korean public arena, have prevented the introduction of a biometric National ID Card in Korea.

C. The China Agreement. We have agreed to form a joint venture company in the People's Republic of China ("PRC") with two PRC companies. One is primarily owned and controlled by an entity of the Ministry of Information Industry ("MII") named Guo Xin Well-tel Technology Co., Ltd., and the other, named EarthNetMedia Trading Co., Ltd., is primarily owned and controlled by PRC persons involved in media and public relations in the PRC. We will be a fifty (50%) percent shareholder of this joint venture (the maximum allowed by law for this type of venture) and the two PRC companies will own thirty (30%) percent and twenty (20%), respectively. The MII was created March 1998 by merging the former Ministry of Post and Telecommunications, which oversaw network standards and access, and the Ministry of Electronics and Information, which oversaw computers and software (and by divesting the resulting ministry of responsibility for postal administration and the telecom trunk line network). MII is now described as "a super-agency overseeing telecommunications, multimedia, broadcasting, satellites, and the Internet." The parties to this Agreement have agreed to work together and to cooperate in doing everything necessary to create the joint venture and to obtain a business license that will allow the joint venture to effectuate our business plan of mass distribution of the Super Smart Card(TM) and the operation of the BVS2(TM) throughout the PRC. Commencing March 1, 2004, Guo Xin Well-tel Technology Co., Ltd. agreed to provide office space to the joint venture within their offices at the MII and to provide all required local liaison services necessary to obtain the required permit necessary to do business in the PRC. We agreed to pay a non-accountable expense allowance of US$10,000 per month commencing March 1, 2004, in exchange for the above mentioned facilities and services. Upon its formation, the joint venture will repay all formation expenses to us. We are also responsible for providing twenty-five million (25,000,000) Chinese Yuan (approximately US$3,000,000) capital to the joint venture company after formation in various traunches over a period of two years commencing with a payment of fifteen (15%) percent of this total within three months of the formation of the joint venture with all required permit and licenses having been issued.

Competition

Based on our own extensive research, we believe that, at least as of the date hereof, that there is no product that can directly compete with Super Smart Card(TM) and the BVS2(TM) platform. On the other hand, there are numerous products and competitors in the smart card and smart card operating system arena. We must, therefore, anticipate competition in sales of our products, systems and technologies from other providers of microprocessor-based smart card technologies. We expect competition to intensify as, and if, we become successful in our deployment plans and our competitors commit greater resources to the development of biometrically empowered contactless microprocessor-based smart cards. Some of the larger chip manufacturers that operate in the smart card market, including Atmel, STM, Infineon and Philips Semiconductors, have announced that they are developing contactless microprocessor-based smart cards. However, we know of no card planned or otherwise that has the sophistication and features of the Super Smart Card(TM).

We also compete with contactless ASIC-based technologies developed primarily by Philips Semiconductors, which comply with ISO 14443 and which are used by some of the largest manufacturers of smart cards, including Gemplus, Schlumburger and Giesecke & Devrient, and Sony's contactless ASIC based technology, that is not ISO compliant. Further, we also compete with contact-based products such as microprocessor-based contact cards, ASIC-based contact cards, memory chip cards and magnetic strip cards.

We believe that all of these cards offer inferior functionality compared to our dual interface, biometrically powered, contactless microprocessor-based smart cards. Nevertheless, some of our potential customers have in the past, and may in the future, consider these inferior alternatives sufficient for their needs.

Employees

As of December 31, 2002, we had two employees; our Chief Executive Officer, President and Chief Financial Officer, Mary A. Grace, who lives in New York City but who travels more than 95% of the time on our behalf, and our Chief Technical Officer, Tamio Saito, who lives in San Jose, California. None of our employees is a party to a collective bargaining agreement.

Risk Factors

The following risks with respect to our proposed business and financial condition should be carefully considered. These risks and uncertainties are not the only ones facing us. Other risks and uncertainties that have not been predicted or assessed by us may also adversely affect us. Some of the information in this report contains forward-looking statements that involve substantial risks and uncertainties. These statements can be identified by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "intend," "estimate," and "continue" or other similar words. Statements that contain these words should be carefully read for the following reasons:

     o    The statements may disclose our future expectations;

     o The statements may contain projections of our future earnings or our future financial condition; and

     o    The statements may state other "forward-looking" information.



Risks Related to Our Business

We are delinquent in filing reports with the SEC. Although we are required to file annual, quarterly and special reports, and other information with the Securities and Exchange Commission (the "SEC"), we are materially delinquent in our filing of these required reports. During 2003, we filed our Form 10-QSB Quarterly Report for the six months ended June 30, 2003, on November 13, 2003, and our Form 10-QSB Quarterly Report for the nine months ended September 30, 2003, on December 30, 2003. Prior to that, our last quarterly report was filed on October 10, 2000. We have not filed any reports for any period during the fiscal years ended December 31, 2001 or December 31, 2002. Accordingly, and prior to this report, there has been limited public information on which to base an informed investment decision concerning our securities.

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

On July 16, 2004, the SEC published an order wherein the Division of Enforcement's motions for summary affirmance and for leave to file a brief in opposition to our petition for review were denied.

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

It is difficult to evaluate our business and prospects because we do not have any history of revenue from operations. The present management of the Company assumed control in October 2000. Since that date, we have not generated any revenue from operations and the success of our proposed plan of operation will depend, to a great extent, on the ability of management to successfully implement an untested business model with limited capital. Our short existence and our lack of working capital make it difficult to evaluate our current business and prospects or to accurately predict our future revenue or results of operations. Our revenue and income potential as well as our business strategy continue to be unproven. The ultimate success or failure of our smart card endeavor may wind up being dependent upon numerous factors beyond the control of us or our management.

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

We are presently dependent upon four people. Our ultimate success or failure will depend to a large extent on the services and efforts of our two executive and operating officers, Mary A. Grace and Tamio Saito and two of the co-inventors of our BVS2(TM) and Super Smart Card(TM) technology, Wayne Drizin and Takashi Aida. The loss of the services of any one or more of these key persons, especially during the initial stages of our operations, could disrupt our business and harm our operations. In the event of the untimely demise, unavailability or disability of any one or more of these four persons, there can be no assurance that we will be able to secure a successor of equivalent talent and experience.

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

We may be deprived of the services of a co-inventor of our Super Smart Card(TM) technology. In September of 2000, the U.S. Attorney's Office in Phoenix,
Arizona, charged Wayne Drizin, a co-inventor of our Super Smart Card(TM) technology, with six counts of wire fraud in connection with certain share transactions involving a predecessor of IVI that allegedly took place during 1995 and 1996. In October 2003, and after a trial by jury, Mr. Drizin was found not guilty of four counts in the complaint but convicted on two counts of wire fraud. Legal counsel for Mr. Drizin will file an appeal and advised us that based on his review of the government's case and the evidence presented at trial, he is confident that the conviction will be reversed. However, and in the event the conviction is not reversed, it is likely that Mr. Drizin will be barred by the SEC from serving as one of our executive officers or as one of our directors and that he may be incarcerated for some period of time. In light of the fact that Mr. Drizin has never been an executive officer or director, but has exclusively served as a consultant to us, we do not believe that an SEC imposed bar will materially and adversely affect our business model. On the other hand, any incarceration of Mr. Drizin will deprive us of his skills and advice, and may have a material adverse effect upon our proposed business during any such period of incarceration.

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

We intend to derive a significant portion of our revenues from sales to systems integrators who are not the end-users of our products. Accordingly, we may become dependent on the ability of these integrators to maintain their existing business and secure new business. We anticipate that much of our revenue will be derived from sales to systems integrators who incorporate our products into systems which they supply and install for use in a specific project. To the extent our revenues depend on systems integrators' ability to successfully market, sell, install and provide technical support for systems in which our products are integrated or to sell our products on a stand-alone basis, our revenues may decline if such systems integrators' efforts fail. Further, the faulty or negligent implementation and installation of our products by systems integrators may harm our reputation and tarnish our brand name. Because we may be one step removed from the end users of our products in this situation, it may be more difficult for us to rectify damage to our reputation caused by systems integrators who have direct contact with end users. In addition, termination of agreements with systems integrators or revocation of exclusive distribution rights within a certain area may have negative effects on our business. Further, if we are unable to maintain our current relationships with systems integrators or develop relationships with new systems integrators, we may not be able to sell our products and our results of operations could be impaired. Unless we continue to expand our direct sales, our future success will depend upon the timing and size of future purchases by systems integrators and the success of the projects and services for which they use our products.

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

Our products have long development cycles and we may expend significant resources in relation to a specific project without realizing any revenues. The development cycle for our products varies from project to project. Typically, the projects in which we are involved are complex and require that we customize our products to our customers' needs and specifications. We then conduct evaluation, testing, implementation and acceptance procedures of the customized products with the customer. Only after successful completion of these procedures will customers place orders for our products in commercial quantities, if any. We, therefore, cannot provide an assurance that contracts that we enter into will result in commercial sales. As a result, we may expend financial, management and other resources to develop customer relationships before we become capable of recognizing any revenues.

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

If we fail to hire, train and retain qualified research and development personnel, our ability to enhance our existing products, develop new products and compete successfully may be materially and adversely affected. Our success depends in part on our ability to hire, train, and retain qualified research and development personnel. Individuals who have expertise in research and development in our industry are scarce. Competition for such personnel is intense in the electronics industry, particularly in the United States, and therefore hiring, training and retaining such personnel is both time consuming and expensive. If we fail to hire, train and retain employees with skills in research and development, we may not be able to enhance our existing products or develop new products.

Our ability to compete depends on our continuing right to use, and our ability to protect, our intellectual property rights. Our technology is licensed from a major shareholder, IVI Smart (see "Proprietary Technologies"). Our success and ability to compete depend in large part on using our licensed intellectual property and proprietary rights to protect the technology we use and the products we make. We rely on a combination of patent, trademark, copyright and trade secret law, as well as confidentiality agreements and other contractual relationships with our employees, customers, affiliates, distributors and others.

Our licensor currently has patents pending in the United States, Europe, Japan, and elsewhere that have not yet resulted in grants. We cannot be certain that patents will be issued with respect to any of these pending or future patent applications or that the scope of any future patents that are issued to our licensor, will provide us with adequate protection for our technology and products. Others may challenge these patents or registered trademarks. We do not know whether any of them will be upheld as valid or will be enforceable against alleged infringers and thus we do not know whether they will enable us to prevent or hinder the development of competing products or technologies. Moreover, patents provide legal protection only in the countries where they are registered and the extent of the protection granted by patents varies from country to country.

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

Intellectual property rights litigation is complex and costly, and we cannot be sure of the outcome of any such litigation. Even if we prevail, the cost of such litigation could harm our results of operations. In addition, such litigation is time consuming and could divert our management's attention and resources away from our business. If we do not prevail in any litigation, in addition to any damages we might have to pay, we might be required to discontinue the use of certain processes, cease the manufacture, use and sale of infringing products and solutions, expend significant resources to develop non-infringing technology, or obtain licenses on unfavorable terms. Licenses may not be available to us on acceptable terms or at all. In addition, some licenses are non-exclusive and, therefore, our competitors may have access to the same technology licensed to us. If we fail to obtain a required license or cannot design around any third party patents or otherwise avoid infringements, we may be unable to sell some of our products.

We are susceptible to changes in international markets and difficulties with international operations could harm our business. Our ability to penetrate any market whether, domestic or international, is dependent in part on political and economic factors that we have no control over. In addition, there are certain inherent risks in international operations which include:

     o    Changes in regulatory requirements and communications standards;

     o    Required licenses, tariffs and other trade barriers;

     o Difficulties in enforcing intellectual property rights across, or having to litigate disputes in, various jurisdictions;

     o    Difficulties in staffing and managing international operations;

     o    Potentially adverse tax consequences; and

     o The burden of complying with a wide variety of complex laws and treaties in various jurisdictions.

If we are unable to manage the risks associated with our focus on international sales, our business may be harmed.

We may have to adapt our products in order to integrate them into our customers' systems or if new government regulations or industry standards are adopted or current regulations or standards are changed. Some of our products are subject to mandatory government regulation in the countries in which they are used. For example, card readers that are used in the United States require certification of compliance with regulations of the Federal Communications Commission and in Europe of compliance with regulations of the European Telecommunications Standards Institute regarding emission limits of radio frequency devices. In addition, governmental certification for the systems into which our products are integrated may be required. The International Standards Organization is in the process of approving industry standards regulating the transfer of data between contactless smart cards and readers. If there is a change to government regulations or industry standards, we may have to make significant modifications to our products and, as a result, could incur significant costs and may be unable to deploy our products in a timely manner.

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

Our products may contain defects that we find only after deployment, which could harm our reputation, result in loss of customers and revenues and subject us to product liability claims. Our products are highly technical and deployed as part of large and complex projects. Because of the nature of our products, they can only be fully tested when fully deployed. Any defects in our products could result in:

     o    Harm to our reputation;

     o    Loss of, or delay in, revenues;

     o    Loss of customers and market share;

     o Failure to attract new customers or achieve market acceptance for our products; and

     o    Unexpected expenses to remedy errors.

In addition, we could be exposed to potential product liability claims. Currently we maintain no product liability insurance. We intend to seek product liability insurance prior to the distribution of our products. However, we cannot provide any assurances that we can obtain this insurance in an amount that will be sufficient to cover any successful product liability claim or in any amount at all or for a premium we can accept. If we self insure or if there is any product liability claim in excess of our insurance coverage, any related payments would have to be made out of our cash reserves, and this would harm our business. Furthermore, the assertion of product liability claims, regardless of the merits underlying the claim, could result in substantial costs to us, divert management's attention away from our operations and damage our reputation and business.

Nevada Law Permits the Limitation on Directors' Liability. Pursuant to our Certificate of Incorporation and under Nevada law, our directors are not liable to us or our stockholders for monetary damages for breach of fiduciary duty, except for liability in connection with a breach of the duty of loyalty, for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, for dividend payments or stock repurchases illegal under Nevada law or any transaction in which a director has derived an improper personal benefit.

Risks Related To Our Common Shares

We are controlled by two companies. At December 31, 2002, IVI Smart and its parent Intermarket Ventures, Inc., a Utah corporation, collectively owned approximately 77% of our outstanding shares of Common Stock. Accordingly, these two entities effectively have the ability to control the outcome of all matters requiring stockholder approval, including, but not limited to, the election and removal of directors, and any merger, consolidation or sale of all, or substantially all, of our assets, and to control our management and effectively have the ability affairs.

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

Trading in shares of companies, such as ours, listed on the Pink Sheets in general and trading in shares of technology companies in particular have been subject to extreme price and volume fluctuations that have been unrelated or disproportionate to operating or other performance. These factors may depress the market price of our shares, regardless of whether or not we ever achieve operating status.

In the event we fail to have the Initial Decision of the Administrative Law Judge reversed on appeal, it is likely that the SEC will revoke the registration of our common stock and completely halt trading in our shares until and unless we file a new registration statement re-registering our common stock and comply with any and all comments requirements imposed by the SEC.

We can not predict the further impact on the price of our shares following the announcement of the adverse decision in the SEC Administrative Proceeding to revoke the registration of our shares. Notwithstanding that on July 16, 2004, the SEC published an order wherein the Division of Enforcement's motions for summary affirmance and for leave to file a brief in opposition to our petition for review were denied, the March 4, 2003 decision of Administrative Law Judge Lillian A. McEwan to revoke the registration of our common stock as a result of our alleged violations of the periodic reporting requirements of the Exchange Act may continue to have a material adverse effect upon the bid price of our common stock in the over-the-counter market. If this is the case it will, in turn, continue to impair our ability to raise working capital through the private sales of our securities, our only current source of funds.

If our shares continue to be considered a Penny Stock, any investment in our shares will continue to be considered a high-risk investment and continue to be subject to restrictions on marketability. Since the bid price of our shares continues to be below $5.00, our common shares are deemed to be "penny stock" for the purposes of the Exchange Act. Brokers effecting transactions in a penny stock are subject to additional customer disclosure and record keeping obligations. The additional obligations include disclosure of the risks associated with low price stocks, stock quote information and broker compensation. In addition, brokers making transactions in penny stocks are subject to additional sales practice requirements under the Exchange Act. These additional requirements include making inquiries into the suitability of penny stock investments for each customer or obtaining the prior written agreement of the customer for the penny stock purchase. Because of these additional obligations, some brokers will not effect transactions in our securities.

Our share price could be adversely affected by future sales of our shares. As of December 31, 2002, we had 153,771,993 shares outstanding, exclusive of shares issuable upon exercise of outstanding warrants and shares reserved for issuance upon the exercise of outstanding options granted to management and others. The market price of our shares could drop as a result of sales of substantial amounts of our shares in the public market following the exercise of either or both of the outstanding warrants or options. This factor could also make it more difficult to raise additional funds through future private offerings of our shares or other securities.

We do not anticipate paying cash dividends in the foreseeable future. We have paid no dividends on our common stock since our inception and presently intend to continue to retain all earnings, if any, for use in our business. Investors who anticipate the need for either immediate or future income by way of cash dividends from their investment should refrain from investing in our securities.

Our shareholders could experience dilution of their ownership interest if we issue more shares that are purchased by third parties. Under Nevada law, shareholders in public companies such as the registrant do not have preemptive rights. This means that our shareholders do not have the legal right to purchase shares in a new issue before they are offered to third parties. In addition, our board of directors may approve the issuance of shares in many instances without shareholder approval. As a result, our shareholders could experience dilution of their ownership interest if we decide to raise additional funds by issuing more shares and such shares are purchased by third parties.

Conclusion

While to date there has not been a strong demand for smart cards domestically in the USA, this trend is changing. The federal government has numerous initiatives that require deployment of smart cards, with the Department of Defense Common Access Card being a prime example. There is a challenge for suppliers in that there is more than one standard and more than one type of smart card. In addition, there is a massive installed base of infrastructure utilizing other technologies (bar codes, magnetic stripe, etc.) that is difficult to overcome. Today's post 9/11 world, however, demands ID verification that is fast, simple, sure and secure. From terrorism to identity theft (one of the world's fastest growing crimes), society requires accurate identification of each person. We believe that at this time there is no other viable system than the Super Smart Card(TM) operating on the BVS2(TM) platform that can make this ID verification while still protecting privacy and civil rights.

Available Information

This is the second annual report on Form 10-KSB that we have filed (our first was for the fiscal year ended December 31, 2003 filed March 30, 2004), and we intend to file Form 10-KSBs on a timely basis for all subsequent years. In addition, we file quarterly reports on Form 10QSB, current reports on Form 8-K, amendments to these reports, and other information with the SEC. The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1800-SEC-0330. The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 2. DESCRIPTION OF PROPERTY

Pursuant to an Advisory and Administrative Services Agreement effective January 1, 2001, and dated May 29, 2003 (the "ABG Agreement") with Associated Business Group, Inc., a Nevada corporation controlled by and under common control of the father of the co-inventor of our Super Smart Card(TM) technology ("ABG"), we maintain our executive offices in the premises of ABG at 7225 Bermuda Road, Suite C, Las Vegas, Nevada 89119. We utilize approximately 350 square feet of space, have access to a copy and fax machine and telephone service. These services are provided to us at no charge. However ABG is otherwise compensated for its administrative services under the ABG Agreement. The ABG Agreement is summarized under the caption Certain Transactions and Other Relationships below. Our office facilities in Las Vegas are adequate for the purposes for which they are intended and provide sufficient capacity to accommodate our short-term needs.

ITEM 3. LEGAL PROCEEDINGS

A. On December 12, 2002, the Securities and Exchange Commission (the "SEC") commenced an Administrative Proceeding against us seeking, among other things, to interrupt public trading in our securities (the "Proceeding"). Pending a decision by the Administrative Law Judge, we agreed with the SEC and the judge to utilize our best efforts to prepare and file Quarterly Reports on Form 10-QSB for the six and nine months ended June 30, 2003 and September 30, 2003, respectively; and our Annual Report on Form 10-KSB for the two fiscal years ending December 31, 2003, on or before March 30, 2004. Towards this end, and on November 13, 2003 and December 30, 2003, respectively, we filed our Quarterly Reports on Form 10-QSB for the six and nine months ended June 30, 2003 and September 30, 2003; and engaged Rosenberg Rich Baker Berman & Company of Bridgewater, NJ to audit our financial statements for the two fiscal years ending December 31, 2003.

However, and on March 4, 2004, Lillian A. McEwan, Administrative Law Judge, published an Initial Decision in the Proceeding. In her Initial Decision, the Administrative Law Judge found that we failed to make the required filings, as alleged, and therefore violated Exchange Act Section 13(a) and Rules 13a-1 and 13a-13. In assessing sanctions, the Administrative Law Judge found that our violations were not only recurrent but also egregious, lasting over three years and continuing to the present. The Administrative Law Judge found that, although we represented that we intended to be in full compliance with the periodic reporting requirements no later than March 31, 2004, this endeavor seems doomed. Because the Administrative Law Judge was convinced that we could not readily remedy our periodic reporting violations, the Administrative Law Judge ruled that our registration should be revoked. On March 30, 2004, we filed a Form 10-KSB covering fiscal years ending on December 31, 2002 and 2003.

On March 23, 2004, and within the 21 day period provided in the Initial Decision, we filed a petition with the SEC for review of the Administrative Law Judge's decision. Our petition was granted on March 26, 2004. On March 30, 2004, the Division of Enforcement asked that the Administrative Law Judge's decision be summarily affirmed pursuant to Rule of Practice 411(e). The Division also moved for leave, under Commission Rule of Practice 410(d), to file a brief in opposition to our petition for review. Notwithstanding that we had appealed the Initial Decision, we agreed to file an Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

On July 16, 2004, the SEC published an order wherein the Division of Enforcement's motions for summary affirmance and for leave to file a brief in opposition to our petition for review were denied.

B. On February 27, 2003, we filed the first of an expected series of both state and federal lawsuits in connection with, among other things, the stream of false and malicious allegations made by certain parties against us, our President, and one of our licensed technology's co-inventors that led to the since dismissed complaint brought by the U.S. Attorney's Office for the Southern District of New York our President and such co-inventor.

The initial complaint as filed by e-Smart is against named and unnamed individuals for "Conspiracy to Interfere with Prospective Economic Advantage, Conspiracy to Slander and Defame, Conspiracy to Breach Fiduciary Duties and for Punitive Damages." The Complaint seeks compensatory damages of one billion dollars in addition to unspecified punitive damages against those that lied to the U.S. Attorney's Office in an effort to discredit our products and personnel.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

Neither during the fourth quarter of the fiscal year ended December 31, 2002, nor at any time since the December 18, 2000, Special Meeting of Stockholders did the Registrant conduct a meeting of its stockholders pursuant to definitive proxy materials under Regulation 14A under the Exchange Act.

On December 1, 2003, however, IVI Smart and certain other stockholders owning approximately 77% of our issued and outstanding shares adopted resolutions by consent pursuant to Section 78.320 of the Nevada Revised Statutes in lieu of a meeting of our shareholders. The resolutions (i) re-elected a former director;
(ii) elected two new directors; (iii) granted to the board the power to select independent auditors; (iv) increased the number of authorized shares of common stock from 200 million to 300 million; (v) created the 2003 Long Term Incentive Plan wherein 75 million shares are reserved for issuance; and (vi) granted 30 million options thereunder. The approved actions will become operative 20 days after the mailing to our stockholders of an Information Statement that must first be prepared and filed with the SEC. A total of 30 million five year options were granted to our Chief Executive Officer, one of the inventors of the Super Smart Card(TM) technology and certain employees. The options are exercisable at a price equal to 100% of the closing bid price for our common stock on December 1, 2003, or $1.00 per share.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Since late 1997, our common stock, our only class of trading equity securities, has been traded in the over-the-counter market on the Pink Sheets under the symbol "ESMT". The following table sets forth the range of high and low bid price information for the common stock for each fiscal quarter for the past two fiscal years as reported by the Pink Sheets LLC. High and low bid quotations represent prices between dealers without adjustment for retail mark-ups, markdowns or commissions, may not necessarily represent actual transactions, and have not been adjusted for any stock dividends or splits.

                                                   HIGH BID     LOW BID


       Year Ended December 31, 2002:
         Fourth Quarter                          $     0.68  $    0.40
         Third Quarter                                 0.91       0.35
         Second Quarter                                0.68       0.40
         First Quarter                                 0.80       0.22

       Year Ended December 31, 2001:
         Fourth Quarter                                1.69       0.53
         Third Quarter                                 2.35       0.24
         Second Quarter                                2.65       0.16
         First Quarter                                10.75       0.75

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

In recent years, the stock market has experienced extreme price and volume fluctuations that have had a substantial effect on the market prices for many small and emerging growth companies such as ours, which may be unrelated to the operating performances of the specific companies. Some companies that have experienced volatility in the market price of their stock have been the targets of securities class action litigation. If we became the target of securities class action litigation, it could result in substantial costs and a diversion of management's attention and resources and have an adverse effect on our ability to implement our business plan. In addition, holders of shares of our common stock could suffer substantial losses as a result of fluctuations and declines in the market price of our common stock.

The trading of shares of our common stock is subject to limitations set forth in Rule 1 Sg-9 of the Exchange Act. This rule imposes sales practice requirements on broker-dealers who sell so-called "penny stocks" to persons other than established customers, accredited investors or institutional investors. For any transaction involving a penny stock, unless exempt, the rules require that a broker or dealer: (a) approve a person's account for transactions in penny stocks; and (b) receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must: (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that the person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule relating to the penny stock market, which, in highlight form, (x) sets forth the basis on which the broker or dealer made the suitability determination; and (y) explains that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Holders

As of December 31, 2002, the approximate number of holders of record of shares of our common stock, $.001 par value per share, our only class of trading securities, was believed by management to be as follows:



          Title of Class                Number of Record Holders

                        Common Stock, $.001 par value 115

Registrant believes there are many shareholders whose securities are held in street name with various brokerage houses. The exact number of shareholders is unknown to us.

Dividends

To the best of management's knowledge and belief, we have never paid a dividend; and no dividends are expected to be paid at least until we achieve a full year of profitable operations. Until then, earnings, if any, will be retained and used to finance the development and expansion of our business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Over the next 12 months we expect to continue our marketing and research and development efforts with a view towards placing our first system in operation and proving the viability of our Super Smart Card(TM) technology. While there can be no assurance, we are looking forward to the sale and deployment of two systems during this period encompassing an expected aggregate of approximately 15 million Super Smart Cards(TM).

Additionally, based on our recently executed Cooperation agreement with Guo Xin Well-tel Technology Co., Ltd., and EarthNetMedia Trading Co., Ltd., two entities in the PRC, we have agreed to form a joint venture company in the PRC. The purpose of the joint venture will be to obtain a business license allowing it to effectuate mass distribution of the Super Smart Card(TM) and the operation of the BVS2(TM) throughout the PRC. Towards this end, we intend to seek an export license from the U.S. Commerce Department to deliver our products and systems to China. Given our history of having our prior PRC agreement rejected by the U.S. Commerce Department, there can be no assurance that this license will be forthcoming in the foreseeable future or at any time.

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

Our ability to maintain what we believe to be the state-of-the-art quality of our Super Smart Card(TM) technology is dependent upon our on going research and development to improve our products functionality and durability and to reduce their cost of manufacture. In addition, we are constantly trying to find and develop new products that enhance the functionality of our BVS2(TM) platform. This research and development is an integral part of our operating commitments for 2003 and as such, is dependent upon funds from subscribers. Accordingly, it is subject to the same risks enumerated in the preceding paragraph.

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

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.



Forward Looking Statements:

This  discussion  includes  "Forward-Looking  Statements"  within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as "expects" or "does not expect", "is expected", "anticipates" or "does not anticipate", "plans", "estimates" or "intends", or stating that certain actions, events or results "may", "could", "would", "might" or "will" be taken, occur or be achieved) are not statements of historical fact and may be considered "forward looking statements". Such statements are included, among other places in this Form 10-KSB, in the sections entitled "Management's Discussion and Analysis," and "Description of Business". Forward-looking statements are based on expectations, estimates and projections at the time the statements are made that involve a number of risks and uncertainties which could cause actual results or events to differ materially from those presently anticipated. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can offer no assurance that such expectations will prove to have been correct.

ITEM 7. FINANCIAL STATEMENTS
                                                                     Page
         Independent Auditors' Report                                 38
         Financial Statements
               Balance Sheets                                         39
               Statements of Operations                               40
               Statements of Cash Flows                               41
               Statement of Shareholders' Equity                      42
               Notes to the Financial Statements                      43



                          Independent Auditors' Report




To the Board of Directors and Shareholders of e-Smart Technologies, Inc. (A Development Stage Company)

We have audited the balance sheets of e-Smart Technologies, Inc. (A Development Stage Company) as of December 31, 2002 and 2001 and the related statements of operations, shareholders' equity and cash flows for the years then ended and for the period since inception (July 15, 1997) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of e-Smart Technologies, Inc. (A Development Stage Company) as of December 31, 2002 and 2001, and the results of their operations, and cash flows for the years then ended and for the period since inception (July 15, 1997) to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in the notes to the financial statements, the Company is in the development stage. The development of the Company's technology and its success of future operations is dependent upon the Company's ability to meet its future financing requirements. These factors raise substantial doubt about the Company's ability to continue as a going concern.


/s/ Rosenberg Rich Baker Berman & Company

Bridgewater, New Jersey
July 30, 2004



                           e-Smart Technologies, Inc.
                          (A Development Stage Company)
                                 Balance Sheets

                                                       December 31
                                                 2002               2001
                                                 ----               ----

                     Assets

   Current Assets
     Cash                                    $   1,069           $    82
     Due from related party                     40,000                --
                                              --------           -------
            Total current assets                41,069                82

   License, net of amortization                115,740           122,170
                                              --------           -------

   Total Assets                             $  156,809         $ 122,252
                                              ========           =======


                      Liabilities and Stockholders' Equity

   Current Liabilities
     Accounts payable                       $  230,395          $     --
     Notes payable                             150,000                --
     Accrued expenses                           14,603                --
                                              --------           -------
           Total Liabilities                   394,998                --
                                              --------           -------

   Shareholders' Equity (Deficiency)
     Common Stock, $0.001 par value,
       300 million shares authorized,
       153,771,993 and 145,117,200 shares
       issued and outstanding in 2002
       and 2001,respectively                   153,772           145,117
     Additional paid in capital             22,714,779           122,715
     Deficit accumulated during
      the development stage                (23,106,740)         (145,580)
                                            ----------          --------

      Total Shareholders' Equity (Deficiency) (238,189)          122,252
                                            ----------          --------

   Total Liabilities and
    Shareholders' Equity (Deficiency)       $  156,809         $ 122,252
                                             =========          ========




                     See notes to the financial statements.




                           e-Smart Technologies, Inc.
                          (A Development Stage Company)
                            Statements of Operations

                                                                 July 15, 1997
                                                                 (Inception of
                                                              Development Stage)
                                                               to December 31,
                                       2002            2001           2002
                                       ----            ----

 Revenue                          $       --     $        --       $      --
                                    --------       ---------        --------

 Expenses
   Research and development          310,000              --         310,000
   Selling, and administrative     1,160,559         142,636       1,306,139
   Issuance of stock options
    for services                  21,476,000              --      21,476,000
                                  ----------       ---------      ----------

      Total operating expenses    22,946,559         142,636      23,092,139
                                  ----------       ---------      ----------

 Loss from operations            (22,946,559)       (142,636)    (23,092,139)
 Interest                             12,101              --          12,101
                                  ----------      ----------      ----------

 Loss before provision for taxes (22,958,660)       (142,636)    (23,104,240)
                                  ----------      ----------      ----------

 Loss before taxes               (22,958,660)       (142,636)    (23,104,240)
 Provision for taxes                   2,500              --           2,500
                                  ----------      ----------     ----------

 Net Loss                       $(22,961,160)    $  (142,636)  $ (23,106,740)
                                 ===========       =========     ===========



 Loss Per Share                      $ (0.16)        $ (0.00)       $ (0.25)
                                     =======          ======         ======

 Weighted Average Number
   of Shares Outstanding         147,960,402      69,535,031      92,262,188
                                 ===========      ==========      ==========


                     See notes to the financial statements.




                           e-Smart Technologies, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                                                   July 15, 1997
                                                                   (Inception of
                                                                    Development
                                                                       Stage)
                                                                         to
                                                                    December 31,
                                              2002           2001       2002
                                           -----------  ----------- -----------
 Cash Flows From Operating Activities
   Net Loss                               $(22,961,160) $(142,636) $(23,106,740)
   Adjustments to reconcile net loss to
   net cash used in operating activities:
   Issuance of stock options for services   21,476,000         --    21,476,000
   Issuance of stock for services               85,594    135,656       224,826
   Amortization expense                          6,430      6,430        12,860
   Changes in Assets and Liabilities:
   Increase in due from related party          (40,000)        --       (40,000)
   Increase in accounts payable                230,395         --       230,395
   Increase in accrued expenses                 14,603         --        14,603
                                            ----------     ------    -----------

 Net Cash Used in Operating Activities      (1,188,138)      (550)   (1,188,056)
                                            ----------     ------    -----------

 Cash Flows From Financing Activities
   Proceeds from stock issuances             1,039,125         --     1,039,125
   Proceeds from borrowings                    150,000         --       150,000
                                            ----------     ------    ----------

 Net Cash Provided by Financing Activities
                                             1,189,125         --     1,189,125
                                            ----------    -------    ----------


 Net Increase (decrease) in Cash                   987       (550)        1,069
 Cash at Beginning of Period                        82        632            --
                                            ----------   --------    ----------

 Cash at End of Period                     $     1,069  $      82   $     1,069
                                            ==========   ========     =========

 Supplemental Disclosures of Cash
 Flow Information
     Cash paid during the year for:
        Interest                           $    12,101  $      --   $    12,101
                                            ==========   ========    ==========
        Income taxes                       $     2,500  $      --   $     2,500
                                            ==========   ========    ==========

 Supplemental Schedule of Non-Cash
 Investing Activities
    Issuance of stock for license          $        --  $  70,000   $   128,600
                                            ==========   ========    ==========




                     See notes to the financial statements.




                           e-Smart Technologies, Inc.
                          (A Development Stage Company)
                 Statement of Shareholders' Equity (Deficiency)



                                             Common Stock             Additional
                                                                       Paid-In
                                        Shares          Amount         Capital
                                     -----------     ----------     ------------

Balance, January 1, 2001              59,101,000       $59,101         $ 3,075
Issuance of shares for cash                   --            --              --
Issuance of shares for services       16,016,200        16,016         119,640
Issuance of shares for licensed
technology                            70,000,000        70,000              --
Net income (loss)                             --            --              --
                                      ----------      --------      ----------


Balance, December 31, 2001           145,117,200       145,117         122,715

Issuance of shares for cash            7,903,967         7,904       1,031,221
Issuance of shares for services
                                         750,826           751          84,843
Issuance of stock options for
services                                      --            --      21,476,000
Net income (loss)                             --            --              --
                                      ----------       -------      ----------

Balance, December 31, 2002           153,771,993      $153,772     $22,714,779
                                     ===========      ========     ===========





                           e-Smart Technologies, Inc.
                          (A Development Stage Company)
                 Statement of Shareholders' Equity (Deficiency)



                                              Retained
                                              Earnings
                                              (Deficit)            Total
                                             ---------            -------

Balance, January 1, 2001                     $ (2,944)          $  59,232
Issuance of shares for cash                        --                  --
Issuance of shares for services                    --             135,656
Issuance of shares for licensed
technology                                         --              70,000
Net income (loss)                            (142,636)           (142,636)
                                            ---------           ---------

Balance, December 31, 2001                   (145,580)            122,252

Issuance of shares for cash                        --           1,039,125
Issuance of shares for services                    --              85,594
Issuance of stock options for services             --          21,476,000
Net income (loss)                         (22,961,160)        (22,961,160)
                                          -----------          ----------


Balance, December 31, 2002               $(23,106,740)       $   (238,189)
                                          ===========          ==========



                     See notes to the financial statements.



                           e-Smart Technologies, Inc.
                          (A Development Stage Company)
                        Notes to the Financial Statements

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Organization. e-Smart Technologies, Inc. (the Company) is a Delaware corporation organized in July 1997 under the name of Boppers Holdings, Inc. The Company changed its name to e-Smart Technologies, Inc. on October 20, 2000.

The Company is a development stage company engaged in the business of developing proprietary systems that can positively authenticate end users of the system while protecting information residing therein. The Company is devoting most of its efforts to raising capital and research and development of its licensed Smart Card technology.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Net Loss Per Share. Loss per share, in accordance with the provisions of Financial Accounting Standards Board No. 128, "Earnings Per share", is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Any common stock equivalents outstanding during the period would have had an anti-dilutive effect.

Research and Development Costs. Research and development costs are charged to operations as incurred and amounted to $310,000 and $-0- in 2002 and 2001, respectively.

License Costs. The Company licenses the Smart Card technology. The technology was purchased for an aggregate of 128,600,000 common shares of the Company valued at $0.001 per share or $128,600 as the total agreed upon consideration. The cost of the license is being amortized over its twenty year term on a straight line basis.

Securities Issued for Services. The Company accounts for stock issued for services under the intrinsic value method. For stock issued for services, the fair market value of the company's stock on the date of stock issuance is used. The Company has adopted Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation". The statement generally suggests, but does not require, stock-based compensation transactions to be accounted for based on the fair value of the services rendered or the fair value of the equity instruments issued, whichever is more reliably measurable. Securities issued for services to a related party amounted to 750,826 in 2002 and 16,016,200 in 2001. The underlying fair value of the common shares amounted to $0.114 and $0.009 per share, respectively.

Income Taxes. In accordance with the provisions of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), deferred taxes are recognized for operating loses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company incurred net operating losses for financial-reporting and tax-reporting purposes. Accordingly, the benefit from income taxes has been offset by a valuation allowance against the related deferred tax asset.

2. CONCENTRATIONS OF CREDIT RISK

The Company maintains cash balances in financial institutions which are insured by the Federal Deposit Insurance Corporation up to $100,000. Balances in these accounts may, at times, exceed the federally insured limits.

3. LICENSES

The Company has licensed the exclusive manufacturing and marketing rights to certain Smart Card technology from Intermarket Ventures, Inc. The licensed territory includes North America and the Pacific Rim for a period of 20 years. The acquisition cost of the licensed territory, 128,600,000 common shares at $.001 par value, is being amortized over the term of the agreement.

Amortization expense for the years ended 2002 and 2001 was $6,430 for each year. Over the next five years amortization expense is estimated to be $6,430 per year.

4. NOTES PAYABLE

Notes payable consist of the following:
                                                     2002          2001
                                                     ----          ----

  Unsecured obligations bearing interest
  at 20% due January 31, 2004                  $  150,000        $   --
                                                =========        ======


5. ACCRUED EXPENSES

    Accrued expenses are as follows:
                                                     2002          2001

                          Interest             $   12,103       $    --
                          Franchise taxes           2,500            --
                                                 --------         -----
                            Total              $   14,603       $    --
                                                 ========         =====

6. INCOME TAXES

The Company's total deferred tax asset and valuation allowance are as follows at December 31, 2002:


                                                     2002          2001

               Total deferred tax asset, current  $ 593,000     $    --
               Less valuation allowance           ( 593,000)         --
                                                   --------      ------

               Net deferred tax assets, current   $      --     $    --
                                                   ========      ======

The differences between income tax benefits in the financial statements and the tax benefit computed at the U.S. Federal statutory rate of 34% at December 31, 2002 are as follows:


                                                      2002          2001
                                                      ----          ----

                Tax benefit                             34%          -0-%
                Valuation allowance                    (34)          -0-
                                                   --------      -------
                Effective tax rate                     -0-%          -0-%
                                                   ========      =======

At December 31, 2002, the Company has available $4,000,000 of net operating losses to carry forward which may be used to reduce future federal taxable income and expire December 31, 2023.

7. COMMON STOCK

At December 31, 2002, of the Company's 300,000,000 authorized shares, $.001 par value, there were 153,771,993 shares outstanding and options to purchase 59,000,000 shares at an exercise price of $.41 pursuant to the 2001 Plan. Additionally, there were warrants outstanding to purchase 820,000 common shares at $1.00 expiring through February 2006.

A summary of the stock option activity for the years ended December 31, 2002 and 2001 pursuant to the terms of both plans is set forth below:


                                                  Number of    Weighted Average
                                                   Options      Exercise Price
    Options in thousands:
    Options outstanding January 1, 2001
        Granted                                        -       $      -
        Exercised                                      -              -
        Expired                                        -              -
                                                 -------        -------
    Options outstanding at January 1, 2002             -              -
        Granted                                   59,000           0.41
        Exercised                                      -              -
        Expired                                        -              -
                                                 -------        -------
    Options outstanding December 31, 2002         59,000       $   0.41
                                                 =======        =======

The fair value of the options granted in 2002 was $34,170,000. The fair value was determined as of the date of the grant using the Black-Scholes stock option pricing model, based on the following assumptions: annual expected return of 0%, annual volatility of 194.1%, and a risk-free interest rate of 3.6%.

The per share fair value of stock options granted during 2002 was $0.36. The per share contractual remaining life of the options outstanding at December 31, 2002 was 5 years.

8. RELATED PARTY TRANSACTIONS

The Company receives research, development and technological support from an entity that is controlled by the Company's majority shareholder. Amounts paid by the Company for such services amounted to $310,000 in 2002 and $-0- in 2001.

The Company receives administrative support services from an entity that is indirectly controlled by the Company's majority shareholder. Amounts paid for such services amounted to $120,000 in 2002 and $120,000 in 2001. Additionally, the Company was due $40,000 and $-0- from this entity at December 31, 2002 and 2001, respectively.

9. DEPENDENCE UPON CONTROL PERSONS

Intermarket Ventures, Inc. and its majority-owned subsidiary, IVI Smart Technologies, Inc. ("Intermarket") collectively own 77% of the Company's outstanding common shares. Accordingly, Intermarket is in a position to materially influence the direction of the Company, its efforts in raising the additional capital critical to its success, and the strategies employed in commercialization of the licensed technology, assuming the Company's mission is ultimately successful.

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash, related party receivable, accrued expenses and notes payable are subject to fair value adjustments.

The carrying amount approximates fair value because of the short term maturity of these instruments.

Limitations

Fair value estimates are made at a specific point in time, based on relevant information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 12, 2001, and as reported in our Form 8-K Current Report filed on October 23, 2001, we engaged Bloom & Co., LLP, independent certified public accountants ("Bloom & Co."), as our independent certified public accountants commencing with the audit of our financial statements for the fiscal year ended December 31, 2000. Notwithstanding this engagement, Bloom & Co. never commenced any work on our behalf. Accordingly, and as previously disclosed in this Report, we have not filed audited financial statements since our audited financial statements for the period January 1, 1999 (inception) to December 31, 1999, as prepared by G. Brad Beckstead, independent certified public accountant.

Bloom & Co., never prepared any auditor's report with respect to any of our financial statements. In addition, and to the best of present management's knowledge and belief, during our two most recent fiscal years and the subsequent interim periods preceding the change there has been no disagreements with Bloom & Co., on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures. Similarly, we and Bloom & Co. did not have substantive discussions regarding the application of accounting principles to specified transactions, either complete or proposed, or the type of audit opinion that might be rendered on our financial statements.

On November 30, 2003, we engaged Rosenberg Rich Baker Berman & Company of Bridgewater, New Jersey as our independent certified public accountants to examine our financial statements for the two fiscal years ended December 31, 2003. These financial statements were filed on March 30, 2004, with our Form 10-KSB Annual Report for the two fiscal years ended December 31, 2003.

The change of accountants referenced herein was approved by our Board of Directors and a majority of our stockholders.

ITEM 8-A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period  covered by this Annual Report on Form 10-KSB,  Mary
A. Grace, our principal executive officer and our principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Ms. Grace concluded that our disclosure controls and procedures, which were completely inadequate only months ago, had begun to show signs of substantial improvement. Ms. Grace further concluded that within one additional operating quarter, our disclosure controls and procedures are expected to be effective: (i) in timely alerting the Company to material information required to be included in our periodic SEC reports; and (ii) to ensure that information required to be disclosed by us in reports that we intend to file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table sets forth: (1) names and ages of all persons who presently are and who have been selected as our directors; (2) all positions and offices with us held by each such person; (3) the term or office of each person named as a director; and (4) any period during which he or she has served as such:


                        Duration and Date
                         of Expiration        Position & Office      Age and
  Name                   of Present Term       with the Company   Director Since
  ----                ------------------       ----------------   --------------
Mary A. Grace               One year             President,
                                           Chief Executive Officer,    58
                            11/30/03       Chief Financial Officer
                                                 and Director          3/01

Tamio Saito                 One year       Chief Technical Officer     55
                                                  and Director         10/03
                             11/30/03
Terry N. Christensen        One year             Director              61
                                                                      7/01
                             11/30/03
F. Bo Zarnegin              One year             Director              42
                                                                      3/01
                             11/30/03
David C. Williams           One year             Director              53
                                                                      3/01
                             11/30/03

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

Business Experience

The following is a brief account of the experience of each of our directors and executive officers:

Mary A. Grace has been one of our directors since March 2001, and has also served as our President, Chief Executive Officer and Chief Financial Officer since that date. Between October 2000 and April 2001, Ms. Grace has served in the same capacities for IVI -Smart Technologies, Inc., a privately owned Delaware corporation and our parent. Between December 1997 and the current date, Ms. Grace served as Chairman, President and Chief Executive Officer of Intermarket Ventures, Inc., a publicly owned Utah corporation and parent of IVI-Smart Technologies, Inc. From July 1996, until its acquisition in November 1996, Ms. Grace served as the founder and a director of China Hi Tech American Telecommunications Ltd., a corporation engaged in international telecommunications. Between 1995 and 1996, Ms. Grace was one of the founders and an executive officer of Asia American Tele-Communications Corporation, a corporation engaged in telephony infrastructure development in Sichuan Province of the Peoples Republic of China. This company was sold to Metromedia Asia Corporation, a subsidiary of Metromedia International Group, Inc., in 1997. Between 1993 and 1995, Ms. Grace was a founding partner and director of Asian Infrastructure Development Co., Ltd. and Solution Technologies, Ltd., corporations that became engaged in infrastructure development in the People's Republic of China.

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

Tamio Saito became a member of our Board of Directors in October 2003, and will serve only until the election of the next director to our board. Mr. Saito also served and continues to serve as our Chief Technical Officer, since inception. Mr. Saito is also the Chief Technical Officer of our parent, Intermarket Ventures, Inc., and its affiliates. Mr. Saito joined the group with over 21 years of experience at Toshiba where he served in various positions, including Marketing Manager in the Semiconductor Division, Group Leader and Senior Research Scientist in the R&D Center as well as Manager of Technology for the Computer Division. Mr. Saito was the leading inventor at Toshiba with over 400 inventions and 50 US patents. Mr. Saito's inventions include, among other things: the Smart Card, the Thermal Printer, the 3-D Display, the 5th generation CT Scanner, the 3-D CT Scanner, the Image Sensor, Amorphous Silicon TFT/Sensor devices, Poly-Silicon TFT devices, the Digital Camera, Ti etching, Plasma Deposition Equipment, Switching Regulator, and Liquid Cooling System. Mr. Saito pioneered Sub-Nano-Second Signal Propagation, reflection theory and Fractal-Entropy interconnection theory in MPU, Memory, PCB and computers and he performed groundbreaking R&D work in high-end supercomputer technology including high speed circuitry analysis and Gallium Arsenic cross talk analysis and in semiconductor R&D work including simultaneous noise analysis. Mr. Saito has published over 50 papers at IEEE and other conferences and has published over 24 industrial professional books. Mr. Saito has a degree in Physics from Tohoku University in Japan.

Terry N. Christensen has been one of our directors since July 2001. In 1969, Christensen joined the Los Angeles law firm, Wyman, Bautzer, Finell, Rothman & Kuchel, as an associate. In 1971, Christensen became a partner and during the period, 1985-1986, Christensen served as the managing partner of the firm. In 1987, Christensen left the law firm and became President of Kirk Kerkorian's wholly owned company, Tracinda Corporation. Tracinda owned the majority interest in MGM/UA Communications and while Christensen was President, Tracinda entered into a number of transactions including the formation of MGM Grand Air and the planning and formation of the new MGM Grand, Inc. In May, 1988, Christensen formed the law firm, now known as Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP. Starting with 14 attorneys, the firm has grown to 120 attorneys with departments in all areas normally associated with a general business practice. Christensen has been managing partner of the firm since its inception. Christensen's other activities include serving on the board of directors of four public companies, including Mr. Kerkorian's MGM Mirage, Inc. Christensen received his Bachelor of Arts Degree, with honors, from Stanford University in 1962 and his Juris Doctorate from the University of California in 1965. At USC, he served on the Law Review and graduated Order of the Coif. After law school, Christensen went on active duty in the Marine Corps. He rose to the rank of Captain and served primarily in the Judge Advocate General Corps with the Fifth Marine Division.

F. Bo Zarnegin has been one of our directors since March of 2001. Mr. Zarnegin began his career as a real estate developer in West Los Angeles and Beverly Hills. Over time, Mr. Zarnegin was able to acquire parcels of land and functionally obsolete properties and turn them into lucrative investments. Among his many accomplishments, Mr. Zarnegin together with his family, developed and own the Peninsula Hotel in Beverly Hills, one of fewer than a handful of Five Star, Five Diamond Hotels in the United States.

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

Wayne Drizin. In December 1996, IVI, the parent of IVI Smart, our parent, entered into a five year business, marketing, technology and corporate finance consulting and advisory agreement with Emerald Sea Investments S.A., a non-affiliated corporation, that provides, among other terms, that Mr. Drizin perform various services to IVI. Since that time, Mr. Drizin has served in a number of different capacities for IVI and its affiliates and subsidiaries, including but not limited to, Head of Business Development, Chief Negotiator, System Architect and Chief Representative. In addition, Mr. Drizin is the co-inventor of the Super Smart Card(TM) technology and the principal creator of the BVS2(TM) platform and related applications. This agreement has been transferred to Mr. Drizin and extended for an additional five years and now runs through 2006. Prior thereto since 1990, Mr. Drizin has been a business consultant providing advice and relationships on a worldwide basis to diverse companies seeking technical, financial, structuring and business advice across a broad range of industries, including but not limited to telecommunications, manufacturing, power generation and finance. In 1996, Mr. Drizin was a founder of Telpac International, Ltd., then, an international telecommunications company. In 1982, Mr. Drizin was one of the founders of Welfin S.A., a Swiss based, merchant bank, specialized in the without recourse financing of exports on a global basis. Mr. Drizin served as Welfin's managing director until 1990. While with Welfin S.A., Mr. Drizin expanded its business activities from merely financing to include shipping and trading (physical commodities). By combining these three enterprises under one umbrella and operating them as an integrated business, Mr. Drizin caused Welfin S.A. to rapidly grow into a highly profitable, multinational organization that maintained offices in nine countries. In 1988, Mr. Drizin orchestrated the sale of Welfin S.A. to a Swiss-based multi-national banking group indirectly wholly owned by the Chalabi Family including Mr. Ahmed Chalabi (a prominent member of the Iraqi National Congress).

In September of 2000, the U.S. Attorney's Office in Phoenix, Arizona charged Mr. Drizin with six counts of wire fraud in connection with certain share transactions involving the predecessors of IVI that allegedly took place during 1996 and 1997. In October 2003, and after a trial by jury, Mr. Drizin was found not guilty of four counts and found guilty of two counts of wire fraud. Legal counsel for Mr. Drizin is filing an appeal and advised us that based on his review of the government's case and the evidence presented at trial, he anticipates that the conviction will be reversed.

Takashi Aida has been employed by our affiliate, Big Bang Technologies, Inc. ("BBT"), since 2000. Prior to that since 1990, Mr. Aida was employed by a number of companies in Japan including such firms as Nikon Computer Control and Hitachi Software Development Co. Ltd. In the course of his employment with BBT, Mr. Aida was assigned to the e-Smart Technologies, Inc. project as a software designer. Mr. Aida is a co-inventor of the Company's technology, having made a number of inventions that have been incorporated into the Super Smart Card(TM) and the BVS2(TM) platform and for which the Company has patents pending.

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

Thomas J. Volpe is our Advisory Board Chairman. Mr. Volpe until recently was Senior Vice President, Financial Operations, of The Interpublic Group of Companies, Inc., Vice President and Treasurer of Colgate-Palmolive Company and a Principal of Deloitte, Haskins & Sells. At Interpublic, Mr. Volpe was responsible for the worldwide treasury management of this $7 billion company, including financial analysis, budgeting, approval of all investments, and the financing of mergers and acquisitions worldwide. He performed corporate controller functions, and conducted comprehensive strategic analyses and plans for the successful integration of acquired companies into the parent company. Mr. Volpe was in charge of Interpublic's global enterprise Y2K security risk analysis, as well as the implementation and coordination of the Y2K security protection needed throughout the company's operations in 160 countries. During his tenure at Colgate, Mr. Volpe forged domestic and international banking relationships, negotiated unique global credit and financing arrangements, supervised an investment portfolio of $500 million, restructured $750 million of pension assets, and designed an international risk program constituting captive insurance operations including safety, security and loss prevention.

Eugene P. Beard recently retired as Vice Chairman, Finance and Operations, of The Interpublic Group of Companies, Inc., a worldwide advertising and marketing communications group with 400 offices in 120 countries, over 50,000 employees and revenues of more than $6 billion. A former Interpublic Group board member, and Chairman of its Finance Committee, Mr. Beard's retirement is effective at the end of 2003. Mr. Beard also serves on the boards of directors of Brown Brothers Harriman; Bessemer Trust Company; Mattel & Company and the Mattel Foundation; as well as MARC USA. As a member of the Advisory Council for Ethics and the Professions at Harvard's John F. Kennedy School of Government, Mr. Beard established the Beard Graduate and Faculty Fellowship programs for Ethics in the Professions. He also founded the Beard Center for Leadership and Ethics in Business at Pittsburgh's Duquesne University. Mr. Beard has been featured as an expert commentator and profiled in a number of media outlets, including Global Finance's CFO Superstars, Investor Relations, Treasury Magazine, Forbes, Corporate Finance, Institutional Investor and BusinessWeek. He has also appeared on CNBC News and PBS's Nightly Business Report.

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

Elliot H. Cole is a senior partner with the firm of Patton Boggs, LLP (Washington, DC), Mr. Cole has practiced corporate law in the nation's capitol for over 40 years, more than 30 of those years as a partner at Patton Boggs. Patton Boggs, through nearly four decades of practice, has established a reputation for cutting-edge advocacy by working closely with the US Congress and regulatory agencies in Washington. Patton Boggs, for example, has participated in the formation of every major multilateral trade agreement considered by Congress. The firm is a leader in merging public policy expertise getting results in both Washington and throughout the world. The firm is led by partners with extensive backgrounds in government service and with strong ties to both major political parties in order to be effective on Capitol Hill. In addition, Mr. Cole's expertise includes the representation of early-stage companies. As a counselor of start-ups through mezzanine and later-stage financing, he assists with bringing along to maturity companies in a wide range of businesses. His broad-based contacts with financiers and investors have provided capital and management assistance to a number of firm's clients over the years. Mr. Cole serves on the boards of numerous business, community and social organizations, and has been a trustee of his alma mater, Boston University, for over 20 years.

John J. DeLucca is currently Executive Vice President and CFO or the REL Consultancy Group, a private international consulting company. Previously, he served as Executive Vice President, Finance and Administration, and CFO of Coty Inc., where he was responsible for all global finance and administration operations, including accounting, strategic planning, corporate development, all treasury, audit and control functions, legal information technology systems, tax and administration. Prior to that he served as RJR Nabisco, Inc.'s Senior Vice President and Treasurer where he was responsible for all corporate finance and treasury activities, including capital markets, banking, derivatives/swaps, foreign exchange, risk management, pension fund management and cash management. Prior thereto, he served as Managing Director and CFO of Hascoe & Associates, President and CFO of the Lexington Group and Sr. VP, Finance & Managing Director of The Trump Group. Mr. DeLucca is a member of the boards of directors and serves as Chairman of the Audit Committees of the Company, Horizon Natural Resources and ITC Deltacom. He is also currently on the board of directors of Enzo Biochem, Inc and formerly a member of the boards of directors and Chairman of the Audit Committee of Edison Controls Corporation. Former directorships include Kash n Karry (sold to Food Lion); Nature's Food Centers (sold to General Nutrition Centers); Emperor Clock Company; and RKO Century Warner Theaters (sold to Cinema Odeon). Mr. DeLucca is active as a guest speaker/lecturer for many financial institutions, including Merrill Lynch, Bank of America, Deutsche Bank, Sumitomo Bank, Ltd., Banque Paribas, Canadian Imperial Bank of Commerce, Pace University, Standard & Poor's and NYU Stern School of Business.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership, of common stock and other of our equity securities on Forms 3, 4, and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To the best of our knowledge, none of our executive officers or directors has complied with all Section 16(a) filing requirements applicable to them during our most recent fiscal year. However, and in connection with our program to bring ourselves current, each of our directors, executive officers and 5% stockholders have agreed to make all requisite Exchange Act filings as promptly as possible.

Audit Committee Financial Expert

During 2001 and 2002, the Company did not maintain an Audit Committee because we had an insufficient number of qualified outside directors. Moreover, the Company had not designated an Audit Committee Financial Expert. Until the Company is able to obtain directors and officer liability insurance for its board of directors, it is unlikely that we will be able to attract the qualified persons necessary to fulfill these functions. The Chairman of our advisory board, Mr. Thomas Volpe, has already announced that he is ready to join the Company's board as soon as director and officer liability insurance is obtained.

Code of Ethics

The Company has not yet adopted a Code of Ethic that applies to its principle executive officer, principal financial officer, principle accounting officer or controller, or persons performing similar functions, but intends to do so in the near future.

ITEM 10. EXECUTIVE COMPENSATION

Aggregate Compensation Covered

During  the  three  fiscal  years  ended   December  31,  2002,   the  aggregate
compensation paid to, accrued or set aside for any of our executive officers or directors was $300,000.


                           Summary Compensation Table


                                                Annual Compensation
                                          -----------------------------------
Name and Position               Year           Salary       Bonuses    Other
-----------------               -----      ------------    --------    -----

Mary A. Grace,                  2000      $    --(1)          --        --
President, CEO,                 2001           --(1)          --        --
CFO and Director                2002           --(1)          --        --
Tamio Saito, CTO,               2000           --(2)          --        --
and Director                    2001           --(2)          --        --
                                2002           --(2)          --        --
David Williams,                 2000              --          --        --
Director                        2001              --          --        --
                                2002              --          --        --
Thomas J. Volpe,                2000              --          --        --
Member advisory board           2001              --          --        --
                                2002              --          --        --
Terry N.Christensen,            2000              --          --        --
Director                        2001              --          --        --
                                2002              --          --        --
F. Bo Zarnegin,                 2000              --          --        --
Director                        2001              --          --        --
                                2002              --          --        --
Totals                          2000        --(1)(2)          --        --
                                2001        --(1)(2)          --        --
                                2002     $  --(1)(2)          --        --


                           Summary Compensation Table

                                                Long Term Compensation
                                           ------------------------------------
                                           Awards                 Payments
Name and Position               Year       Stock     Options     LTIP      Other
-----------------               -----      ------    -------     -----     -----

Mary A. Grace,                  2000        --         --          --       --
President, CEO,                 2001        --         --          --       --
CFO and Director                2002        --         --          --       --
Tamio Saito, CTO,               2000        --         --          --       --
and Director                    2001        --         --          --       --
                                2002        --         --          --       --
David Williams,                 2000        --         --          --       --
Director                        2001        --         --          --       --
                                2002        --         --          --       --
Thomas J. Volpe,                2000        --         --          --       --
Member advisory board           2001        --         --          --       --
                                2002        --         --          --       --
Terry N.Christensen,            2000        --         --          --       --
Director                        2001        --         --          --       --
                                2002        --         --          --       --
F. Bo Zarnegin,                 2000        --         --          --       --
Director                        2001        --         --          --       --
                                2002        --         --          --       --
Totals                          2000        --         --          --       --
                                2001        --         --          --       --
                                2002        --         --          --       --


(1) Does not include a settlement of $450,000 referenced in a November 15, 2003, written Compensation Settlement Agreement with Mary A. Grace, our President, Chief Executive Officer and Chief Financial Officer. Pursuant to this agreement, we agreed to pay Ms. Grace a salary of $250,000 per year commencing on January 1, 2004. In consideration for Ms. Grace's releasing us from our obligation to accrue her former salary of $250,000 per year net of approximately $300,000 of expenses paid on Ms. Grace's behalf during the period or $750,000 for the three years ending December 31, 2003, we agreed to pay to Ms. Grace a preferred distribution of 50% of future profits limited to $450,000. In addition, and in consideration for our return to Ms. Grace of certain of her marketable securities, Ms. Grace released us from any prior obligations under a contemplated agreement to purchase such securities. Finally, we agreed that the approximate $300,000 in expenses we paid on Ms. Grace's behalf would be deemed to be a loan and deductible only from the amount she is entitled to receive under the Compensation Settlement Agreement up to a maximum of $100,000 per year, commencing in the first year following the year in which we first receive sufficient income from operations.

(2) Does not include an aggregate of $-0-, $-0- and $310,000, paid to Big Bang Technologies, Inc., a California corporation controlled by and under common control of Tamio Saito ("BBT"), respectively, during the fiscal years ended December 31, 2000, 2001, and 2002. The payments were made pursuant to a Research and Development Services Agreement dated May 29, 2003 (the "BBT Agreement"). Additional information concerning the BBT Agreement is set forth herein under the caption Certain Relationships and Related Transactions.

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

The following table contains information concerning the options granted by us on February 13, 2002:


                          Option/SAR Grants During 2002

                       NUMBER OF    % OF TOTAL       EXERCISE
                       SECURITIES    OPTIONS/SARS       OR
                       UNDERLYING     GRANTED TO       BASE
                      OPTIONS/SARS   EMPLOYEES IN     PRICE        EXPIRATION
NAME                   GRANTED       FISCAL YEARS     ($/SJ)          DATE
----                  ----------    -------------   -----------    ----------
Mary A. Grace         19,500,000          33%          $ .41        2/13/07
Tamio Saito           10,500,000          18%          $ .41        2/13/07
Wayne Drizin          24,500,000          42%          $ .41        2/13/07
Roger M. Rosenberg     2,500,000           4%          $ .41        2/13/07
George Sobol           2,000,000           3%          $ .41        2/13/07

We have not granted SARs or any other Awards under the 2002 Plan.

Aggregate Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table

During the two fiscal years ended December 31, 2002, no stock options or freestanding SAR's were exercised.

Long-Term Incentive Plans - Awards in Last Two Fiscal Years




                                                     Period Until
                                     Number of        Maturation
     Name                             Shares          or Payout
     ----                            ---------       -------------
 Mary A. Grace                      31,575,000         5 Years
 Wayne Drizin                       31,425,000         5 Years
 Tamio Saito                        20,000,000         5 Years
 Three Employees                     1,000,000         5 Years
 Four Advisory Board Members           500,000         5 Years
 Two Attorneys                       1,500,000         5 Years
 Three Consultants                   7,000,000         5 Years
 Media Consultants                      50,000         5 Years




                                         Payouts Under Non-Stock
                                            Price-Based Plans(#)
     Name                            Threshold         Target         Maximum
     ----                           -------------      ------        ---------
 Mary A. Grace                          0                 0              0
 Wayne Drizin                           0                 0              0
 Tamio Saito                            0                 0              0
 Three Employees                        0                 0              0
 Four Advisory Board Members            0                 0              0
 Two Attorneys                          0                 0              0
 Three Consultants                      0                 0              0
 Media Consultants                      0                 0              0

Warrants

During the two fiscal years ended December 31, 2003, we issued warrants to purchase an aggregate of 845,120 shares of our common stock at between $.50 and $1.00 per share. All of the warrants are fully vested and expire on February 10, 2006. No warrants have been exercised or cancelled, and no warrants were issued to any of our officers, directors or employees.

Compensation of Directors

On various dates between February 11 and September 26, 2003, the Company verbally agreed to compensate each of our Advisory Board members at the rate of $30,000 per year payable in shares of our common stock. The exercise price of our initial grants was arbitrarily determined by the Registrant's Board of Directors. However, the exercise price of all future options will be based on our market value on the date of grant. Except for the foregoing and pursuant to the Compensation Settlement Agreement with Mary Grace, none of our directors received any compensation pursuant to any standard or other arrangement.

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

   Name and Address                      Amount and Nature          Percentage
   of Beneficial Owner                  of Beneficial Ownership      of Class
   IVI Smart Technologies, Inc.
   7225 Bermuda Road, Suite C
   Las Vegas, Nevada 89119                   128,590,052               77(1)

   Wayne Drizin
   7225 Bermuda Road, Suite C
   Las Vegas, Nevada 89119                   31,575,000(2)             19(2)

   Mary A. Grace
   117 East 57th Street, Apt 24G
   New York, NY 10022                        34,150,000(3)             21(3)

   Tamio Saito
   1810 Old Oakland Road, #F
   San Jose, California 95131                22,500,000(4)             13(4)


(1) Does not include options granted to management and the co-inventor of our Super Smart Card(TM) technology to acquire an aggregate of 85,000,000 shares of our common stock granted on February 13, 2002 and December 1, 2003. As previously indicated, an aggregate of 30,000,000 of these options will not vest or become exercisable until the 20th day after an Information Statement has been sent to stockholders.

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

                                      Amount and Nature           Percentage
 Name and Address                   of Beneficial Ownership        of Class
 of Beneficial Owner

  Mary A. Grace
  117 East 57th Street, Apt 24G
  New York, NY 10022                         2,675,000(1)           1.5(2)

  Tamio Saito
  1810 Old Oakland
  Road, #F
  San Jose, California 95131                 2,500,000(3)           1.5(3)

  David C. Williams
  8 Brook Lane
  Courtland Manor, NY  10567                   300,000               --
  Terry N. Christensen

  10250 Constellation Blvd.
  19th Floor
  Los Angeles, CA 90076                             --               --

  F. Bo Zarnegin
  9882 S. Santa Monica Blvd.
  Beverly Hills, CA 90211                    1,300,000(4)            --

  All Officers and Directors as
   a Group of five persons                   5,475,000            3(2)(3)(4)


(1) Does not include: (i) an aggregate of 1,100,000 shares owned of record by James Michael Phelan; or (ii) an aggregate of 1,300,000 shares owned of record by John Daniel Phelan, each adult sons of Mary Grace, neither of whom reside with her; or (iii) an aggregate of 200,000 shares owned of record by David N. Phelan, Ms. Grace's former spouse from whom she has been divorced since 1975. Ms. Grace disclaims beneficial ownership of the shares owned by her former husband and her adult children.

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

(4) Comprised of shares owned of record by the F. Bo Zarnegin Family Trust, of which Mr. Zarnegin serves as the Trustee. Mr. Zarnegin disclaims beneficial ownership of the shares owned by the F. Bo Zarnegin Family Trust. A person is deemed to be the beneficial owner of securities that can be acquired by such a person within 60 days from Record Date, upon exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such a person (but not those held by any other person) and are exercisable within 60 days from that date have been exercised. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of our voting securities beneficially owned by them.

Wayne Drizin, the co-inventor of our Super Smart Card(TM) technology, is a consultant and not a member of our management team. Notwithstanding the foregoing, the following is information concerning Mr. Drizin's equity ownership in our Company:

 Name and Address                  Amount and Nature          Percentage
 of Beneficial Owner            of Beneficial Ownership        of Class
 -------------------            -----------------------       ----------
  Wayne Drizin
  7225 Bermuda Road, Suite C
  Las Vegas, Nevada 89119             150,000(1)                 --(1)

(1) Does not include options to acquire an aggregate of 31,425,000 shares of our common stock granted on February 13, 2002 and December 1, 2003. As previously indicated, an aggregate of 6,925,000 of these options will not vest or become exercisable until the 20th day after an Information Statement has been sent to stockholders.

Changes in Control

There have been no changes in control of the Company during the two years ended December 31, 2002.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2002, with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance, aggregated as follows: (i) all compensation plans previously approved by security holders; and (ii) all compensation plans not previously approved by security holders.

                      Equity Compensation Plan Information
                                                                 SECURITIES
                                                            REMAINING AVAILABLE
                                                                FOR FUTURE
                    NUMBER OF                                  ISSUANCES UNDER
                SECURITIES TO BE      WEIGHTED AVERAGE      EQUITY COMPENSATION
                   ISSUED UPON        EXERCISE PRICE OF       PLANS (EXCLUDING
                   EXERCISE OF      OUTSTANDING OPTIONS,         SECURITIES
                   OUTSTANDING          WARRANTS, AND           REFLECTED IN
               OPTIONS, WARRANTS,         RIGHTS(b)            COLUMN (a)(c)
                  AND RIGHTS(b)
               ------------------   -------------------     -------------------
Equity
compensation
plans approved
by security
holders

                   85,000,000               $  .62              45,000,000

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Approximately 42% of our common shares are owned by IVI Smart (the "Licensor") which is the sole owner of all of the Super Smart Card(TM) technology licensed to us in November 2000 for a 20 year term for commercialization throughout Asia and the United States. Mary A. Grace, our President, Chief Executive Officer and Chief Financial Officer, is a director, executive officer and principal stockholder of IVI. Tamio Saito, our Chief Technology Officer, is also an executive officer and principal stockholder of IVI.

The biometric fingerprint sensor incorporated in the Super Smart Card(TM) was developed by BioSensor LLC, a Hawaiian limited liability company ("BioSensor"), pursuant to a Confidential Technology Assignment and License Agreement dated as of May 1, 2003, with the Licensor (the "License Agreement"). Pursuant to the License Agreement, IVI Smart granted to BioSensor the exclusive right to utilize certain of IVI Smart's patent pending biometric fingerprint sensor technology to develop into a commercial sensor; and BioSensor granted to IVI Smart the exclusive rights to any sensor developed, produced and manufactured by BioSensor. In consideration for the licenses, IVI Smart agrees to pay a royalty to BioSensor equal to $.35 for each Super Smart Card(TM) sold or distributed by IVI Smart; and BioSensor issued 50,000,000 Common Units to IVI Smart. No other Common Units were issued by Biosensor. Accordingly, Biosensor is a wholly owned subsidiary of IVI Smart and an affiliate of ours.

Wayne Drizin, the co-inventor of our Super Smart Card(TM) technology and of our BVS2(TM) platform and associated applications, has been serving as a consultant to us since our inception. In lieu of salary and other remuneration, we have agreed to issue options to Mr. Drizin to purchase an aggregate of 31,425,000 shares of our common stock. On February 13, 2002, 31,425,000 options were granted at $.41 per share; and 6,925,000 were granted on December 1, 2003 at $1.00 per share. None of the options granted in 2003 will vest or become exercisable until the 20th day after we filed an Information Statement with the SEC, comply with any and all comments raised by the SEC, and mails the Information Statement to our stockholders. Accordingly, there can be no assurance that any of the 2003 options will ever become exercisable.

Pursuant to a Research and Development Services Agreement effective January 1, 2001, and dated May 29, 2003 (the "BBT Agreement"), the Company engaged Big Bang Technologies, Inc., a California corporation controlled by and under common control of Tamio Saito, a co-inventor of the Super Smart Card(TM) technology and the BVS2(TM) platform ("BBT"), as our research and development co-coordinator, administrator and personnel provider. BBT was also engaged to provide us with state of the art software development, testing, laboratory and other services related to our smart card technology, and the services of Tamio Saito as our Chief Technology Officer.

The BBT Agreement, which provides for mutual confidentiality and non-compete protection, is for a term of one year, and is thereafter automatically renewed for successive one year terms unless sooner terminated in accordance with its provisions. In consideration for BBT's services, we agreed to promptly pay monthly invoices submitted by BBT. During the two fiscal years ended December 31, 2002, we paid BBT an aggregate of $-0- and $350,000, respectively, under the BBT Agreement.

Pursuant to an Advisory and Administrative Services Agreement effective January 1, 2001, and dated May 29, 2003 (the ABG Agreement"), we engaged Associated Business Group, Inc., a Nevada corporation controlled by the father of Wayne Drizin, a co-inventor of our Super Smart Card(TM) technology and the BVS2(TM) platform ("ABG"), as the principal administrative services provider for us.
Pursuant to the ABG Agreement, we engaged ABG to administer the receipt of investor's funds, to pay expenses and to perform other necessary and related administrative services. ABG also agreed to utilize its best efforts to and has covered temporary shortfalls in our cash receipts.

The ABG Agreement, which provides for mutual confidentiality and non-compete protection, is for a term of one year, and is thereafter automatically renewed for successive one year terms unless sooner terminated in accordance with its provisions. In consideration for ABG's services, we agreed to pay ABG a fee of $10,000 per month subject to ABG's right to convert the same into restricted shares of our common stock at a conversion price equal to 75% of the mean between the closing bid and asked prices for our common stock on the day before the date ABG elects to convert. In December 2001, ABG converted its $120,000 in accrued fees into an aggregate of 200,000 shares of our common stock at $.60 per share. In December 2002, ABG converted its $120,000 in accrued fees into an aggregate of 347,827 shares of our common stock at $.345 per share.

On December 1, 2003, IVI and certain other holders comprising approximately 77% of our issued and outstanding shares adopted resolutions by consent pursuant to
Section 78.320 of the Nevada Revised Statutes in lieu of a meeting of our shareholders. The resolutions (i) re-elected a former director; (ii) elected two new directors; (iii) granted to the board the power to select independent auditors; (iv) increased the number of authorized shares of common stock from 200 million to 300 million; (v) created the 2003 Long Term Incentive Plan wherein 75 million shares are reserved for issuance; and (vi) granted 30 million options thereunder. The approved actions will become operative 20 days after the mailing to our stockholders of an Information Statement that must first be prepared and filed with the SEC. A total of 30 million five year options were granted to our Chief Executive Officer, one of the inventors of the Super Smart Card(TM) technology and certain employees. The options are exercisable at a price equal to 100% of the closing bid price for our common stock on December 1, 2003, or $1.00 per share.

On November 15, 2003, we entered into a written Compensation Settlement Agreement with Mary A. Grace, our President, Chief Executive Officer and Chief Financial Officer. Pursuant to the agreement, we agreed to pay Ms. Grace a salary of $250,000 per year commencing on January 1, 2004. In consideration for Ms. Grace's releasing us from our obligation to accrue her former salary of $250,000 per year or $750,000 net of $300,000 in expenses that we paid on Ms. Grace's behalf for the three years ending December 31, 2003, we agreed to pay to Ms. Grace a preferred distribution of 50% of future profits limited to $450,000. In addition, and in consideration for our return to Ms. Grace of certain of her marketable securities, Ms. Grace released us from any prior obligations under a contemplated agreement to purchase such securities.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

10 (m)  Confidential  Technology  Assignment and License  Agreement dated May 1,
2003

31.1 Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

During the last quarter of the fiscal year ended December 31, 2002, we did not file any reports on Form 8-K.

ITEM 14. PRINCIPLE ACCOUNTANT FEES AND SERVICES

Audit Fees

On November 30, 2003, we engaged Rosenberg Rich Baker Berman & Company ("RRBB") as our principal accountants to audit our annual financial statements for the two fiscal years ended December 31, 2003. However, we did not pay any fees to RRBB during the fiscal year ended December 31, 2003. Subsequent to that date, we paid RRBB $14,360 for professional services rendered in connection with that audit. During May 2004, we engaged RRBB as our principal accountants to audit our annual financial statements for the fiscal year ended December 31, 2001. We have yet to pay any fees to RRBB for the 2001 audit.

Audit-Related Fees

There were no fees billed to us in fiscal year 2002 for professional services of RRBB for assurance and related services reasonably related to the performance of audit or review of our financial statements and not reported in the previous paragraph.

Tax Fees

There were no fees billed to us in fiscal year 2002 for professional services of RRBB for tax compliance and related tax services.

All Other Fees

There were no fees billed to us in fiscal year 2002for services rendered by RRBB other than the services described in the previous three paragraphs.

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

Dated:  September 8, 2004

e-Smart Technologies, Inc.

By:  /s/ Mary A. Grace
     ------------------------------
     Mary A. Grace, President,
     Chief Executive Officer, and
     Chief Financial Officer

Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:  /s/ Mary A. Grace
     ------------------------
     Mary A. Grace, Director

Dated:  September 8, 2004


By:  /s/ Tamio Saito
     Tamio Saito, Director

Dated: September 8, 2004


By:  /s/ David C. Williams
     -----------------------------
     David C. Williams, Director

Dated: September 8, 2004

                                  EXHIBIT 31.1

                           E-SMART TECHNOLOGIES, INC.

                     CERTIFICATIONS PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I, Mary A. Grace, the Registrant's Chief Executive and Chief Financial Officer, certify that:

     1. I have reviewed this Annual Report of e-Smart Technologies, Inc. on Form 10-KSB for the fiscal years ended December 31, 2001 and December 31, 2002;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 3a-15(f) and 15d-15(f)) for the Registrant and have:

     a) Designed and recently commenced the implementation of such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared; and

     b) Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation.

Date:  September 8, 2004

/s/ Mary A. Grace
Chief Executive Officer
and Chief Financial Officer

                                  EXHIBIT 32.1

                           E-SMART TECHNOLOGIES, INC.

                      CERTIFICATION PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of e-Smart Technologies, Inc. on Form 10-KSB for the fiscal years ended December 31, 2001 and December 31, 2002, as filed with the Securities and Exchange Commission on September 8, 2004 (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of e-Smart Technologies, Inc.

Date: September 8, 2004

/s/ Mary A. Grace
Chief Executive Officer
and Chief Financial Officer