Form 10QSB
period 2004-09-30
E-SMART TECHNOLOGIES INC
filed 2004-11-15
CIK 1112999

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 20549

                                Form 10-QSB


(Mark One)
[ X ] Quarterly report under section 13 or 15(d) of the Securities Exchange Act
      of 1934 for the quarterly period ended:   September 30, 2004

[   ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from____________ to _________________.


                        Commission File No:  000-30717

                          e-SMART TECHNOLOGIES, INC.
                          --------------------------
                    (Name of small business in its charter)

          Nevada	                                      88-0409261
-----------------------------                             -------------------
(State or other jurisdiction of incorporation)           (IRS Employer Id. No.)

              7225 Bermuda Road, Suite C, Las Vegas, Nevada   89119
              ------------------------------------------------------
                (Address of Principal Office including Zip Code)

                 Issuer's telephone Number:  (702) 447 - 5210
                                             ----------------

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

Common Stock, $.001 par value, 173,272,612 shares at September 30, 2004.


Transitional Small Business Disclosure Format (Check one):  Yes [  ]  No [ X ]
                         e-SMART TECHNOLOGIES, INC.
               FORM 10-QSB - QUARTER ENDED SEPTEMBER 30, 2003
                                    INDEX

                                                                           Page

PART I	FINANCIAL INFORMATION                                                 2

Item 1.	Financial Statements                                                  2
	Condensed Consolidated Balance Sheets at September 30,
	   2004 and December 31, 2003                                         3
	Condensed Consolidated Statements of Operations for the
	   Nine Months and Three Months Ended September 30,
	   2004 and 2003                                                      4
	Condensed Consolidated Statements of Shareholders' Impairment
	   for the Period January 1, 2003 through September 30, 2004          5
	Condensed Consolidated Statements of Cash Flows for the Nine
	   Months Ended September 30, 2004 and 2003                           6
	Notes to the Condensed Consolidated Financial Statements              7

Item 2.	Management's Discussion and Analysis                                  8

Item 3.	Controls and Procedures                                              10

PART II	OTHER INFORMATION                                                    11

Item 1.	Legal Proceedings                                                    11

Item 6.	Exhibits and Reports on Form 8-K                                     12

	SIGNATURES                                                           12
	EXHIBITS                                                          13-14

-------------------------

                           PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The unaudited condensed consolidated balance sheet of the Registrant at September 30, 2004, the audited balance sheet at December 31, 2003, and the unaudited condensed consolidated statements of operations, shareholders' impairment, and cash flows for the nine month periods ended September 30, 2004 and September 30, 2003 follow. The unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

                        e-SMART TECHNOLOGIES, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  [Unaudited]
                                                  September 30,     December 31,
                                                      2004               2003

Assets
Current assets -
  Cash                                              $    9,235       $   14,096
  Due from Associated Business Group, Inc.                  --           31,334
  Prepaid expenses                                      30,456               --
     Total current assets                               39,691           45,430

Super Smart Card TM Technology, net                    107,399          109,310
System Development                                     136,000               --
Leasehold Improvements and Equipment, net               94,510               --
Due from Biosensor, LLC                                159,500               --
Deposit - e-Smart Korea, Inc.                               --          151,000
                                                    ----------       -----------
     Total assets                                   $   37,100       $  305,740
                                                    ----------       -----------

                      Liabilities and Shareholders' Impairment

Current liabilities -
  Accounts payable                                     499,847          397,081
  Accrued expenses                                     209,367           38,853
  Notes payable                                         80,000           80,000
  Demand note payable - Intermarket Ventures, Inc.     314,000               --
  Due to Associated Business Group, Inc.                12,427               --
                                                     ---------       -----------
     Total current liabilities                       1,115,641          515,934

Note Payable - Intermarket Ventures, Inc.              300,000               --
                                                     ---------       -----------
     Total liabilities                               1,415,641          515,934
                                                     ---------       -----------

Shareholders' Impairment -
  Common shares, $.001 par, 200,000,000
     authorized, 173,272,612 and 170,707,012
     issued and outstanding, respectively              173,273          170,707
  Additional paid in capital                        60,879,453       59,497,446
  Accumulated deficit                              (61,931,267)     (59,878,347)
                                                    ----------       -----------
    Total shareholders' impairment                    (878,541)        (210,194)
                                                    ----------       -----------
    Total liabilities and shareholders' impairment  $  537,100	     $  305,740
                                                    ==========       ===========

See notes to condensed consolidated financial statements.

                          e-SMART TECHNOLOGIES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                [Unaudited]


                                      Nine Months Ended       Three Months Ended
                                         September                September 30
                                     --------------------  ---------------------
		                        2004       2003       2004       2003

Net Revenue                          $      --  $      --  $       --  $     --

Cost of revenue                             --         --          --        --
 	                             ---------  ---------  ----------  ---------
Gross profit                                --         --          --        --

Operating expenses:
  Research and development             413,664    386,042     199,454   105,842
  General and administrative         1,625,769    983,371     356,819   465,145
  Interest                              12,737     27,472       9,737    12,474
                                     ---------  ---------  ----------  ---------
     Total operating expenses        2,052,170  1,396,885     566,010   583,461
                                     ---------  ---------  ----------  ---------
Loss before taxes                   (2,052,170)(1,396,885)   (566,010) (583,461)

Provision for taxes                        750        250         250        --
                                     ---------  ---------  ----------  ---------
Net Loss                          $(2,052,920)$(1,397,135) $ (566,260)$(583,461)
                                   ===========  =========  ==========  =========


Net loss per common share -
        basic and fully-diluted   $     (0.01)$     (0.01) $    (0.00) $  (0.00)
                                   ===========  =========  ==========  =========
Weighted average common shares
        shares outstanding       172,434,276 173,820,626 173,127,610 167,404,120
                                 =========== =========== =========== ===========

See notes to condensed consolidated financial statements.

                          e-SMART TECHNOLOGIES, INC.
                     CONDENSED CONSOLIDATED STATEMENT OF
                           SHAREHOLDERS' IMPAIRMENT
                                 [Unaudited]


                                                    Additional
                                Common Stock        Paid-in         Accumulated
                            Shares       Amount     Capital         Deficit	   Total
Balance, January 1, 2003    153,771,993  $ 153,772  $   22,714,779  $ (23,106,740  $   (238,189)

Shares issued for cash       16,497,519     16,498       2,531,854             --     2,548,352

Shares issued for services      437,500        437          80,813             --        81,250

Options issued for services          --         --      34,170,000             --    34,170,000

Net loss                             --         --              --    (36,771,607)  (36,771,607)
                            --------------------------------------------------------------------
Balance, December 31, 2003  170,707,012  $ 170,707  $   59,497,446  $ (59,878,347) $   (210,194)
                            --------------------------------------------------------------------

	Unaudited
	---------

Balance January 1, 2004     170,707,012  $ 170,707  $   59,497,446  $ (59,878,347) $   (210,194)

Shares issued for cash        2,565,600      2,566       1,382,007             --     1,384,573

Net loss                             --         --              --     (2,052,920)   (2,052,920)
                            --------------------------------------------------------------------
Balance, September 30, 2004 173,272,612  $  173,273 $   60,879,453  $ (61,931,267) $   (878,541)
                            --------------------------------------------------------------------

See notes to condensed consolidated financial statements.

                           e-SMART TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  [Unaudited]

                                                            Nine Months Ended
                                                               September 30,
                                                     ---------------------------
                                                          2004          2003
Cash flows of operating activities -                 ------------- -------------

  Net loss                                           $ (2,052,920) $ (1,397,135)
  Adjustments to reconcile net loss to net
    cash used by operations:
      Depreciation and amortization                         5,182         4,823
      Services received for common shares                      --        77,018
  Decrease (increase) in assets -
      Due from Associated Business Group, Inc.             31,334        40,000
      Prepaid expenses                                    (30,456)       (4,990)
  Increase (decrease) in liabilities -
      Accounts payable                                    102,766        (4,824)
      Accrued expenses                                    170,514        22,750
      Due to Associated Business Group, Inc.               12,427            --
                                                       -----------   -----------
        Net cash used by operating activities          (1,761,153)   (1,262,358)
                                                       -----------   -----------
Cash flows of investing activities -
  System development                                     (136,000)           --
  Leasehold and improvements                              (97,781)           --
  Advances to Biosensor, LLC                             (159,500)           --
  Recoupment of e-Smart Korea deposit                     151,000            --
                                                       -----------   -----------
    Net cash used by investing activities                (242,281)           --
                                                       -----------   -----------
Cash flows of financing activities -
  Proceeds from sale of common shares                   1,384,573     1,717,354
  Reduction of notes payable                                   --      (120,000)
  Borrowings from Intermarket Ventures, Inc.              614,000            --
                                                       ----------    -----------
    Net cash provided by financing activities           1,998,573     1,597,354
                                                       ----------    -----------
Net increase(decrease) in cash                             (4,861)      334,996
Cash at beginning of period                                14,096         1,069
                                                       ----------    -----------
Cash at end of period                                  $    9,235    $  336,065
                                                       ==========    ===========

See notes to condensed consolidated financial statements.

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements which include the accounts of the Registrant and (since commencement of its operations on January 1, 2004) those of its wholly-owned subsidiary e-Smart Korea, Inc., have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month and three month periods ended September 30, 2004 and 2003, are not necessarily indicative of the results that may be expected for the respective years ended December 31, 2004 and 2003.

The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related footnotes included in the Registrant's Annual Report on Form 10-KSB for the two fiscal years ended December 31, 2003, supplemented by the notes included herein. Such Annual Report on Form 10-KSB was the first to be filed by the Registrant since present management assumed control of the Registrant in October 2000. On September 8, 2004, the Registrant additionally filed an Annual Report on Form 10-KSB for the two years ended December 31, 2002. Prior thereto, the Registrant's last audited financial statements were filed with the Registrant's Form 10-SB on May 30, 2000.

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

Note 2 - Related Party Transactions

Common Ownership

Approximately 77% of the Registrant's outstanding common shares are owned by IVI Smart Technologies, Inc., a Delaware corporation (the "Licensor"), that is the sole owner of all of the Super Smart Card TM technology licensed to the Registrant in November 2000, August 2001, and September 2001, for a 20-year term for commercialization throughout China, the remainder of Asia exclusive of China, and the United States of America, respectively. In addition, the Licensor's parent, Intermarket ventures, Inc., a Utah corporation ("Ventures") has advanced the Registrant $300,000 in 6% term notes during June 2004 and $314,000 in 5% demand notes at various dates throughout the three months ended September 30, 2004. Mary A. Grace, the

Registrant's President and Chief Executive Officer, is a director, executive officer and principal stockholder of the Licensor and Ventures. Tamio Saito, the Registrant's Chief Technology Officer, is also an executive officer and
principal stockholder of the Licensor and Ventures.   The Licensor is in a
position to materially influence the direction of the Registrant, its efforts in raising the additional capital critical to its success, and the strategies employed in commercialization of the licensed technology, assuming the Registrant's business plan is ultimately successful. At September 30, 2004 the Registrant had incurred indebtedness to its parent of $614,000 consisting of a demand obligation bearing interest at 5% and a term obligation bearing interest at 6% over 36 months.

Note 3 - Going Concern

The Registrant's condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As shown in the accompanying financial statements, the Registrant had negative working capital at September 30, 2004, of $1,075,950. In addition, the Registrant has incurred an accumulated deficit of $(61,931,267) through September 30, 2004. The Registrant is dependent upon the efforts of its management to raise proceeds from continued debt or equity placements to sustain the research and development and ultimate commercialization of their respective interests in the Super Smart Card TM technology. The Registrant's ability to continue to receive the necessary level of funding support through the efforts of its management cannot be guaranteed. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Registrant is unable to continue as a going concern.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion contains forward-looking statements regarding the Registrant, its business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Registrant's actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include the Registrant's ability to successfully exploit its licensed technology, develop new products and new markets for its licensed technology; the impact of competition on the Registrant's proposed operations, changes in law or regulatory requirements that adversely affect or preclude customers from using the Registrant's licensed technology, delays in the Registrant's introduction of new products or services, and failure by the Registrant to keep pace with emerging technologies.

When used in this discussion, words such as "believes", "anticipates", "expects", "intends", and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Registrant undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by the Registrant in this report and other reports filed with the

Securities and Exchange Commission ("SEC") that attempt to advise interested parties of the risks and factors that may affect the Registrant's business.

Nine Months Ended September 30, 2004 and September 30, 2003

Revenues - Since obtaining the license to the Super Smart Card TM technology in November 2000, the Registrant has been engaged in research and development efforts to enhance and broaden the technology's applications and in exploring the global market for its optimal commercialization. In the opinion of management, the Registrant's Super Smart Card TM is ready for commercialization. This fact notwithstanding, the Registrant is still in its development stage for accounting purposes as it has not experienced revenues in either of the nine month periods ended September 30, 2004 ("9M04") or September 30, 2003 ("9M03").

Cost of Revenues - Consistent with the Registrant still being in its development stage, it did not experience cost of revenues in either 9M04 or 9M03.

Operating Expenses - Operating expenses rose to $2,052,170 for 9M04 compared to $1,396,885 for 9M03; an increase of $655,285 or 47%. The principal factors underlying this increase were as follows: 1) increased marketing expenses during 9M04 compared to 9M03 consistent with the Registrant's efforts to get closer to generating revenues, 2) an increase in general and administrative expenses during 9M04 consistent with the Registrant beginning to create the infrastructure it will require to oversee its affairs, and 3) an increase in research and development expenses in 9M04 in line with the Registrant's technology becoming closer to commercialization.

Loss Before Taxes and Income Taxes - As a result of the foregoing, loss before taxes for 9M04 was $(2,052,170) compared to $(1,396,885) for 9M03 upon which the Registrant's provision for taxes in both periods was solely attributable to minimum state franchise taxes payable.

Net Loss - Consistent with the foregoing analysis, the Registrant reported a net loss of $(2,052,920) or $(0.01) per share for 9M04, compared to a net loss of $(1,397,135) or $(0.01) per share for 9M03, based upon weighted average shares outstanding of 172,434,276 and 173,820,626, respectively.

Three Months Ended September 30, 2004 and September 30, 2003

Revenues - Since obtaining the license to the Super Smart Card TM technology in November 2000, the Registrant has been engaged in research and development efforts to enhance and broaden the technology's applications and in exploring the global market for its optimal commercialization. In the opinion of management, the Registrant's Super Smart Card TM is ready for commercialization. This fact notwithstanding, the Registrant is still in its development stage for accounting purposes as it has not experienced revenues in either of the three month periods ended September 30, 2004 ("3Q04") or September 30, 2003 ("3Q03").

Cost of Revenues - Consistent with the Registrant still being in its development stage, it did not experience cost of revenues in either 3Q04 or 3Q03.

Operating Expenses - Operating expenses were $566,010 for 3Q04 compared to $583,461 for 3Q03 resulting in a decrease of $17,451 or 3%. The principal factors underlying this decrease were as follows: (1) increased marketing expenses during 3Q04 compared to 2Q03 consistent with the Registrant's efforts to get closer to generating revenues and (2) increased research and development expenses in 3Q04, which were offset by (3) decreased general and administrative expenses during 3Q04 as a result of the Registrant having prepaid a substantial portion of the infrastructure required to oversee its affairs during the first six months of 2004.

Loss Before Taxes and Income Taxes - As a result of the foregoing, loss before taxes for 3Q04 was $(566,010) compared to $(583,461) for 3Q03 upon which the Registrant's provision for taxes in 3Q04 was solely attributable to minimum state franchise taxes payable.

Net Loss - Consistent with the foregoing analysis, the Registrant reported a net loss of $(566,260) or $(0.00) per share for 3Q04, compared to a net loss of $(583,461) or $(0.00) per share for 3Q03, based upon weighted average shares outstanding of 173,127,610 and 167,404,120, respectively.

Liquidity and Capital Resources - The Registrant has limited working capital and is dependent upon the efforts of its management in raising proceeds derived from private securities offerings for funds for the continuation of its proposed smart card business. Currently, the Registrant does not have any existing credit facilities or similar bank borrowing arrangements. The Registrant will need to obtain additional financing in order to carry out its entire business plan. There can be no assurance that any additional financing will be available to the Registrant on acceptable terms, if at all. If the Registrant raises additional funds by issuing additional equity securities, further dilution to existing equity holders will result. If adequate additional funds are not available, the Registrant may be required to curtail significantly its long term business objectives and the Registrant still may not be able to transition out of the development stage, notwithstanding that the BVS2 TM systems and Super Smart Card TM and other smart card system technologies are ready for commercialization.

At September 30, 2004, the Registrant had current assets of $39,691 (including cash of $9,235, current liabilities of $1,115,641, and an accumulated deficit of $(61,931,267). The Registrant periodically evaluates its liquidity requirements, capital needs and availability of capital resources in view of its plans for commercialization of its technology, and other operating cash needs. In the opinion of Registrant's management, the Registrant is entirely dependent upon a material infusion of capital from the sale of securities to its accredited investors during the next several months in order to sustain its current developmental efforts, commence commercial operations, and ultimately transition out of the development stage.

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

During the quarter ended September 30, 2004, the Registrant continued to implement controls and procedures designed to ensure that information required to be disclosed in the reports that the Registrant files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon their evaluation of the controls and procedures implemented within 90 days of the filing date of this Quarterly Report, the Chief Executive and Chief Financial Officer of the Registrant concluded that the Registrant's disclosure controls and procedures have been improved during the past three months. Such officer also concluded that the Registrant's controls and procedures will likely equal or exceed those required of the Registrant within one or two more operating quarters.

Changes in Internal Controls

The Registrant made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial Officer.


                         PART II - OTHER INFORMATION


ITEM 1.	LEGAL PROCEEDINGS

Administrative Proceeding

On December 12, 2003, the SEC commenced an Administrative Proceeding against the Registrant seeking, inter alia, to interrupt public trading in the Registrant's securities (the "Proceeding"). Pending a decision by the Administrative Law Judge, Lillian A. McEwen (the "ALJ"), the Registrant agreed to utilize its best efforts to prepare and file its Annual Report on Form 10-KSB for the two fiscal years ending December 31, 2003, on or before March 30, 2004.

However, and on March 4, 2004, Judge, published an Initial Decision in the Proceeding. In her Initial Decision, the ALJ found that the Registrant failed to make the required filings, as alleged, and therefore violated Exchange Act
Section 13(a) and Rules 13a-1 and 13a-13. In assessing sanctions, the ALJ found that the Registrant's violations were not only recurrent but also egregious, lasting over three years and continuing to the present. The ALJ added that, although the Registrant represents that it intends to bring itself into full compliance with the periodic reporting requirements no later than March 31, 2004, this endeavor seems doomed. Because the ALJ was convinced that the

Registrant could not readily remedy its periodic reporting violations, she concluded that a suspension would not sufficiently protect the investing public. The ALJ, therefore, rendered a decision to revoke the Registrant's registration. On March 30, 2004, the Registrant filed a Form 10-KSB covering fiscal years ending on December 31, 2002 and 2003. On March 23, 2004, the Registrant filed a petition with the SEC for review of the ALJ 's decision. The Registrant's petition was granted on March 26, 2004. On March 30, 2004, the Division of Enforcement asked that the ALJ's decision be summarily affirmed pursuant to Rule of Practice 411(e). The Division also moved for leave, under Commission Rule of Practice 410(d), to file a brief in opposition to the Registrant's petition for review. By June 30, 2004, the Registrant had filed all Form
10-QSB Quarterly Reports required to be filed for the two years ended December 31, 2003. On May 17, 2004, the Registrant timely filed its Form 10-QSB Quarterly report for the three months ended March 31, 2004.

On July 16, 2004, the SEC published an order wherein the Division of Enforcement's motions for summary affirmance and for leave to file a brief in opposition to the Registrant's petition for review were denied. On August 16, 2004, the Registrant timely filed its Form 10-QSB Quarterly report for the three and six months ended June 30, 2004. On September 8, 2004, the Registrant filed an Annual Report on Form 10-KSB for the two years ended December 31, 2002.

On October 12, 2004, the SEC ordered the administrative proceeding brought against the Registrant remanded to the ALJ to afford her an opportunity to reassess her sanctioning determination in light of the circumstances of this case and the Registrant's subsequent filing of reporting record as outlined above.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

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

e-Smart Technologies, Inc.

By:   /s/  Mary A. Grace
    --------------------------
Chief Executive Officer, and Director


By:   /s/  Mary A. Grace
    --------------------------
Chief Financial Officer


Dated:  November 15, 2004