Form 10KSB/A
period 2003-12-31
E-SMART TECHNOLOGIES INC
filed 2004-12-13
CIK 1112999

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB/A

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

Check whether Issues: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for the two year ended December 31, 2003:  $ - 0-

The aggregate market value of Common Stock held by non-affiliates at March 23, 2004 was $36,951,558.

Shares of Common Stock, $.001 par value per share, outstanding at March 25, 2004: 170,707,012 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

No documents are incorporated by reference into this Annual Report.

Transitional Small Business Disclosure Format (check one): Yes [    ]   No [ X ]

                                TABLE OF CONTENTS

                                     PART I

ITEM 1. Description of Business ITEM 2. Description of Property ITEM 3. Legal Proceedings ITEM 4. Submission of Matters to a Vote of Security Holders PART II
ITEM 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities ITEM 6. Management's Discussion and Analysis or Plan of Operations ITEM 7. Financial Statements ITEM
8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ITEM 8-A.Controls and Procedures PART III ITEM 9.Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act ITEM 10. Executive Compensation ITEM 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
ITEM 12. Certain Relationships and Related Transactions ITEM 13. Exhibits and Reports on Form 8K ITEM 14. Principal Accountant Fees and Services SIGNATURES CERTIFICATIONS

Safe Harbor Statement

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

By virtue of a merger that was completed on December 22, 2000, and pursuant to subsequent grants of rights from IVI Smart (defined hereinafter), we directly own the exclusive license for certain technologies for the U.S.A. and Asia except China. In addition, and through our wholly owned subsidiary e-Smart Systems, Inc., a Nevada corporation, we own the exclusive license for China to the smart card technology and any and all other smart card related assets originally developed or otherwise owned by IVI, one of our major shareholders, and now owned by IVI Smart Technologies, Inc., a Delaware corporation and subsidiary of IVI ("IVI Smart"). IVI's and now IVI Smart's research and development lab was the creator of what we believe to be the market leader in multi-application smart card solutions. IVI dubbed this technology the "Super Smart Card System." We have sublicensed the rights to market the technology to state and federal agencies to our forty-five (45%) percent owned affiliate, Homeland Defense, Inc., a Nevada corporation, which is majority owned (fifty-five (55%) percent) by our Chairman, Chief Executive Officer, President and Chief Financial Officer Mary A. Grace.

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

Our ultimate success or failure will depend to a large extent on the services and efforts of our two executive and operating officers, Mary A. Grace and Tamio Saito and two of the co-inventors of our BVS2(TM) and Super Smart Card
(TM) technology, Wayne Drizin and Takashi Aida. The loss of the services of any one or more of these key persons, especially during the initial stages of our operations, could disrupt our business and harm our operations. In the event of the untimely demise, unavailability or disability of any one or more of these four persons, there can be no assurance that we will be able to secure a successor of equivalent talent and experience.

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

The development cycle for our products varies from project to project.Typically, the projects in which we are involved are complex and require that we customize our products to our customers' needs and specifications. We then conduct evaluation, testing, implementation and acceptance procedures of the customized products with the customer. Only after successful completion of these procedures will customers place orders for our products in commercial quantities, if any. We, therefore, cannot provide an assurance that contracts that we enter into will result in commercial sales. As a result, we may expend financial, management and other resources to develop customer relationships before we become capable of recognizing any revenues.

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

The market price of our shares in the over-the-counter market has experienced significant fluctuations and may continue to fluctuate significantly. For example, between the second and third quarter of 2003, the bid price of our common stock increased approximately 560% from $.35 to $2.30. The market price of our shares may be significantly affected by factors such as the announcements of agreements, new products or product enhancements by us or our competitors and technological innovations by us or our competitors. In addition, while we cannot assure you that any securities analysts will initiate or maintain research coverage of our Company and our shares, any statements or changes in estimates by analysts initiating or covering our shares or relating to the smart card industry could result in an immediate and adverse effect on the market price of our shares. Further, we cannot predict the effect, if any,that market sales of shares or the availability of shares for sale will have on the market price of the shares prevailing from time to time. Sales of a substantial number of shares or the perception that such sales could occur following the filing of this report, could have a material adverse effect on the market price of our shares.

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

                                                   HIGH BID     LOW BID


       Year Ended December 31, 2003:
         Fourth Quarter                          $     1.78  $    1.00
         Third Quarter                                 2.30       0.30
         Second Quarter                                0.35       0.10
         First Quarter                                 0.25       0.10

       Year Ended December 31, 2001:
         Fourth Quarter                                0.68       0.40
         Third Quarter                                 0.91       0.35
         Second Quarter                                0.68       0.40
         First Quarter                                 0.80       0.22

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

On November 30, 2003, we engaged Rosenberg Rich Baker Berman & Company of Bridgewater, New Jersey as our independent certified public accountants to examine our financial statements for the fiscal year ended December 31, 2003.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table sets forth: (1) names and ages of all persons who presently are and who have been selected as our directors; (2) all positions and offices with us held by each such person; (3) the term or office of each person named as a director; and (4) any period during which he or she has served as such:


                        Duration and Date
                         of Expiration        Position & Office      Age and
  Name                   of Present Term       with the Company   Director Since
  ----                ------------------       ----------------   --------------
Mary A. Grace               One year             President,
                                           Chief Executive Officer,    59
                            12/13/04       Chief Financial Officer
                                                 and Director          3/01

Tamio Saito                 One year       Chief Technical Officer     56
                                                  and Director         10/03
                            12/31/04

Terry N. Christensen        One year             Director              62
                                                                       7/01
                            11/30/03

F. Bo Zarnegin              One year             Director              43
                                                                       3/01
                            11/30/03

David C. Williams           One year             Director              54
                                                                       3/01
                            12/31/04

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

Audit Committee Financial Expert

During 2003, the Company did not maintain an Audit Committee because we had an insufficient number of qualified outside directors. Moreover, the Company had not designated an Audit Committee Financial Expert. Until the Company is able to obtain directors and officer liability insurance for its board of directors, it is unlikely that we will be able to attract the qualified persons necessary to fulfill these functions. The Chairman of our advisory board, Mr. Thomas Volpe, has already announced that he is ready to join the Company's board as soon as director and officer liability insurance is obtained.

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


                           Summary Compensation Table


                                                Annual Compensation
                                          -----------------------------------
Name and Position               Year           Salary       Bonuses    Other
------------------              -----      ------------    --------    -----

Mary A. Grace,                  2001      $    --(1)          --        --
President, CEO,                 2002           --(1)          --        --
CFO and Director                2003      300,000(1)          --        --
Tamio Saito, CTO,               2001           --(2)          --        --
and Director                    2002           --(2)          --        --
                                2003           --(2)          --        --
David Williams,                 2001              --          --        --
Director                        2002              --          --        --
                                2003              --          --        --
Thomas J. Volpe,                2001              --          --        --
Advisory board                  2002              --          --        --
Member                          2003              --          --        --
Terry N.Christensen,            2001              --          --        --
Director                        2002              --          --        --
                                2003              --          --        --
F. Bo Zarnegin,                 2001              --          --        --
Director                        2002              --          --        --
                                2003              --          --        --
Totals                          2001              --          --        --
                                2002              --          --        --
                                2003        $300,000          --        --


                           Summary Compensation Table

                                                Long Term Compensation
                                           ------------------------------------
                                                Awards              Payments
                                           -----------------     ---------------
Name and Position               Year       Stock     Options     LTIP      Other
------------------              -----      ------    -------     -----     -----

Mary A. Grace,                  2001        --         --          --       --
President, CEO,                 2002        --         --          --       --
CFO and Director                2003        --         --          --       --
Tamio Saito, CTO,               2001        --         --          --       --
and Director                    2002        --         --          --       --
                                2003        --         --          --       --
David Williams,                 2001        --         --          --       --
Director                        2002        --         --          --       --
                                2003        --         --          --       --
Thomas J. Volpe,                2001        --         --          --       --
Member advisory board           2002        --         --          --       --
                                2003        --         --          --       --
Terry N.Christensen,            2001        --         --          --       --
Director                        2002        --         --          --       --
                                2003        --         --          --       --
F. Bo Zarnegin,                 2001        --         --          --       --
Director                        2002        --         --          --       --
                                2003        --         --          --       --
Totals                          2001        --         --          --       --
                                2002        --         --          --       --
                                2003        --         --          --       --

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

(2) Does not include an aggregate of $-0-, $-0- and $310,000, paid to Big Bang Technologies, Inc., a California corporation controlled by and under common control of Tamio Saito ("BBT"), respectively, during the fiscal year ended December 31, 2003. The payments were made pursuant to a Research and Development Services Agreement dated May 29, 2003 ( the "BBT Agreement"). Additional information concerning the BBT Agreement is set forth herein under the caption Certain Relationships and Related Transactions.

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

The following table contains information concerning the options granted by us on February 13, 2002:


                          Option/SAR Grants During 2002

                       NUMBER OF    % OF TOTAL       EXERCISE
                       SECURITIES    OPTIONS/SARS       OR
                       UNDERLYING     GRANTED TO       BASE
                      OPTIONS/SARS   EMPLOYEES IN     PRICE        EXPIRATION
NAME                   GRANTED       FISCAL YEARS     ($/SJ)          DATE
-----                  ----------    -------------   -----------   ----------
Mary A. Grace         19,500,000          33%          $ .41        2/13/07
Tamio Saito           10,500,000          18%          $ .41        2/13/07
Wayne Drizin          24,500,000          42%          $ .41        2/13/07
Roger M. Rosenberg     2,500,000           4%          $ .41        2/13/07
George Sobol           2,000,000           3%          $ .41        2/13/07

On December 1, 2003, the holders of 133,765,052 shares of our common stock,$.001 par value per share, out of 168,298,239 shares issued and outstanding and entitled to vote, representing an approximate 79% majority of all of our outstanding shares (the "2003 Majority Stockholders") adopted resolutions by consent pursuant to Section 78.320 of the Nevada Revised Statutes in lieu of a meeting of our stockholders. One of the resolutions was the approval of the 2003 Long Term Incentive Plan (the "2003 Plan") wherein an aggregate of
75,000,000 shares of our common stock will be reserved for issuance of options, stock appreciation rights ("SARs"), dividend equivalents, restricted stock, performance shares and units (collectively referred to as "Awards") under the 2003 Plan.

On various dates between February 11, 2003, and September 26, 2003, we issued options to purchase an aggregate of 7,500,000 shares to the five members of our Advisory Board, two attorneys and two consultants. The exercise prices were $.25 with respect to 5,000,000 options, $.50 with respect to 2,000,000 options and $.75 with respect to the remaining 500,000 options. All but 1,000,000 of the options veste d upon grant. Of the remaining options, 100,000 vested on grant, 200,000 vested on February 12, 2004, 300,000 vest on February 12, 2005, and the balance vest on February 12, 2006.

On December 1, 2003, our Board of Directors granted 30,550,000 Incentive Stock Options under the Plan. The options are exercisable at a price equal to 100% of the closing bid price for our common stock on December 1, 2003, or $1.00 per share. None of the options will vest or become exercisable until the 20th day after we file an Information Statement with the SEC, comply with any and all comments raised by the SEC, and mail the Information Statement to our stockholders. Accordingly, there can be no assurance that any of the options will ever become exercisable.

The following table contains information concerning the options granted by us under the 2003 Plan:

                 Option/SAR Grants Under The Plan During 2003


                  NUMBER OF     % OF TOTAL
                  SECURITIES    OPTIONS/SARS
                  UNDERLYING    GRANTED TO     EXERCISE OR
                  OPTIONS/SARS  EMPLOYEES IN   BASE PRICE   EXPIRATION
NAME              GRANTED       FISCAL YEARS   ($/SH)       DATE
----------------  ------------  ------------   -----------  ---------
Wayne Drizin       6,925,000	23%            $ 1.00       12/1/08
Mary A. Grace     12,075,000(1)	39%            $ 1.00       12/1/08
Tamio Saito        9,500,000    32%            $ 1.00       12/1/08
Three employees    1,000,000     3%            $ 1.00       12/1/08
Anthony R. Russo   1,000,000     3%            $ 1.00       12/1/08
Media Consultants     50,000     -	       $ 1.00       12/1/08

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

Aggregate Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table

During the fiscal year ended December 31, 2003, no stock options or freestanding SAR's were exercised.

                                                    Performance
                                                      or other
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


                                               Extimated future
                                            Payouts Under Non-Stock
                                               Price-Based Plans(#)
                                    ------------------------------------------
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

Warrants

During the fiscal year ended December 31, 2003, we issued warrants to purchase an aggregate of 845,120 shares of our common stock at between $.50 and $1.00 per share. All of the warrants are fully vested and expire on February 10, 2006. No warrants have been exercised or cancelled, and no warrants were issued to any of our officers, directors or employees.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owner

The information is furnished as of December 31, 2003, as to the number of shares of our Common Stock, $.001 par value per share, owned beneficially, or known by us to own beneficially, more than 5% of any class of such security:

   Name and Address                      Amount and Nature          Percentage
   of Beneficial Owner                  of Beneficial Ownership      of Class
   --------------------------------     -----------------------     -----------
   IVI Smart Technologies, Inc.
   7225 Bermuda Road, Suite C
   Las Vegas, Nevada 89119                   70,000,000               42(1)

   Intermarket Ventures, Inc.                58,590,052               35(1)
   7225 Bermuda Road, Suite C
   Las Vegas, NV 89119

   Wayne Drizin
   7225 Bermuda Road, Suite C
   Las Vegas, Nevada 89119                   31,575,000(2)             19(2)

   Mary A. Grace
   117 East 57th Street, Apt 24G
   New York, NY 10022                        34,150,000(3)             21(3)

   Tamio Saito
   1810 Old Oakland Road, #F
   San Jose, California 95131                22,500,000(4)             13(4)


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

Security Ownership of Management

The following information is furnished as of December 31, 2003, as to the number of shares of our Common Stock, $.001 par value per share owned beneficially by each of our executive officers and directors and by all of our executive officers and directors as a group:

 Name and Address                     Amount and Nature           Percentage
 of Beneficial Owner                  of Beneficial Ownership     of Class
 --------------------------------     -----------------------     -----------
  Mary A. Grace
  117 East 57th Street, Apt 24G
  New York, NY 10022                         2,675,000(1)           1.5(2)

  Tamio Saito
  1810 Old Oakland
  Road, #F
  San Jose, California 95131                 2,500,000(3)           1.5(3)

  David C. Williams
  8 Brook Lane
  Courtland Manor, NY  10567                   300,000               --
  Terry N. Christensen

  10250 Constellation Blvd.
  19th Floor
  Los Angeles, CA 90076                             --               --

  F. Bo Zarnegin
  9882 S. Santa Monica Blvd.
  Beverly Hills, CA 90211                    1,300,000(4)            --

  All Officers and Directors as
   a Group of five persons                   5,475,000            3(2)(3)(4)


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

Changes in Control

There have been no changes in control of the Company during the fiscal year ended December 31, 2003.

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

                      Equity Compensation Plan Information

                                                                SECURITIES
                                                            REMAINING AVAILABLE
                    NUMBER OF                                   FOR FUTURE
                SECURITIES TO BE                              ISSUANCES UNDER
                   ISSUED UPON        WEIGHTED AVERAGE      EQUITY COMPENSATION
                   EXERCISE OF       EXERCISE PRICE OF        PLANS (EXCLUDING
                   OUTSTANDING      OUTSTANDING OPTIONS,         SECURITIES
               OPTIONS, WARRANTS,       WARRANTS, AND           REFLECTED IN
                  AND RIGHTS(b)           RIGHTS(b)             COLUMN (a)(c)
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

The BBT Agreement, which provides for mutual confidentiality and non-compete protection, is for a term of one year, and is thereafter automatically renewed for successive one year terms unless sooner terminated in accordance with its provisions. In consideration for BBT's services, we agreed to promptly pay monthly invoices submitted by BBT. During the fiscal year ended December 31, 2003, we paid BBT an aggregate of $310,000 and $730,750, respectively, under the BBT Agreement.

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

The ABG Agreement, which provides for mutual confidentiality and non-compete protection, is for a term of one year, and is thereafter automatically renewed for successive one year terms unless sooner terminated in accordance with its provisions. In consideration for ABG's services, we agreed to pay ABG a fee of $10,000 per month subject to ABG's right to convert the same into restricted shares of our common stock at a conversion price equal to 75% of the mean between the closing bid and asked prices for our common stock on the day before the date ABG elects to convert. In December 2002, ABG converted its $120,000 in accrued fees into an aggregate of 200,000 shares of our common stock at $.60 per share. In December 2002, ABG converted its $120,000 in accrued fees into an aggregate of 347,827 shares of our common stock at $.345 per share. In December 2003, ABG converted its $120,000 in accrued fees into an aggregate of 135,593 shares of our common stock at $.855 per share.

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

10(e) Exclusive Use and Distribution Agreement, dated August 27, 2000, by and between e-Smart Systems, Inc. and Newco (i.e.,e-Smart City Card Co. Ltd., a Chinese JV company).

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

ITEM 14. PRINCIPLE ACCOUNTANT FEES AND SERVICES

Audit Fees

On November 30, 2003, we engaged Rosenberg Rich Baker Berman & Company ("RRBB") as our principal accountants to audit our annual financial statements for the fiscal year ended December 31, 2003. However, we did not pay any fees to RRBB during the fiscal year ended December 31, 2003. Subsequent to this date, we paid RRBB $3,189 and expect to incur $11,181 in additional fees for professional services rendered in connection with this audit.

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

                                   SIGNATURES

In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  December 13, 2004

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

By:  /s/ Mary A. Grace
     ------------------------
     Mary A. Grace, Director

Dated:  December 13, 2004


By:  /s/ Tamio Saito
     Tamio Saito, Director

Dated: December 13, 2004


By:  /s/ David C. Williams
     -----------------------------
     David C. Williams, Director

Dated: December 13, 2004

                                  EXHIBIT 31.1

                           E-SMART TECHNOLOGIES, INC.

                     CERTIFICATIONS PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I, Mary A. Grace, the Registrant's Chief Executive and Chief Financial Officer, certify that:

     1. I have reviewed this Annual Report of e-Smart Technologies, Inc. on Form 10-KSB for the fiscal year ended December 31, 2003;

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

Date:  December 13, 2004

/s/ Mary A. Grace
Chief Executive Officer
and Chief Financial Officer

                                  EXHIBIT 32.1

                           E-SMART TECHNOLOGIES, INC.

                      CERTIFICATION PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Amendment to the Annual Report of e-Smart Technologies, Inc. on Form 10-KSB for the fiscal year ended December 31, 2003, as filed with the Securities and Exchange Commission on December 13, 2004 (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of e-Smart Technologies, Inc.

Date: December 13, 2004

/s/ Mary A. Grace
Chief Executive Officer
and Chief Financial Officer

Exhibit 99.1

                          e-Smart Technologies, Inc.
                         (A Development Stage Company)

                            Financial Statements

                             December 31, 2003
                         e-Smart Technologies, Inc.
                        (A Development Stage Company)
                      Index to the Financial Statements
                             December 31, 2003






	                                                   Page

Independent Auditors' Report
Financial Statements
                Balance Sheets
                Statements of Operations
                Statements of Cash Flows
                Statement of Shareholders' Equity
                Notes to the Financial Statements

                          Independent Auditors' Report


To the Board of Directors and Shareholders of e-Smart Technologies, Inc. (A Development Stage Company)

We have audited the balance sheets of e-Smart Technologies, Inc. (A Development Stage Company) as of December 31,2003 and the related statements of operations, shareholders' equity and cash flows for the year then ended..These financial statements are the responsibility of the Company's management.Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of e-Smart Technologies, Inc. (A Development Stage Company) as of December 31, 2003, and the results of their operations, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Rosenberg Rich Baker Berman & Company

Bridgewater, New Jersey
December 13, 2004
                           e-Smart Technologies, Inc.
                          (A Development Stage Company)
                                 Balance Sheets
                                   December 31
                                                 2003               2002
                                                 ----               ----

                     Assets

   Current Assets
     Cash                                    $  14,096           $ 1,069
     Due from Associated Business
      Group, a related party                    31,334            40,000
                                                45,430            41,069

   License of Smart Card Technology,
     net of amortization                       109,310           115,740
   Deposits - e-Smart Korea Group              151,000                --
      Total Assets                          $  305,740         $ 156,809


                      Liabilities and Stockholders' Equity

   Current Liabilities
     Accounts payable                       $  397,081          $230,395
     Notes payable                              80,000           150,000
     Accrued expenses                           38,853            14,603
       Total Liabilities                       515,934           394,998


   Shareholders' Equity (Deficiency)
     Common Stock, $0.001 par value,
       300 million shares authorized,
       170,707,012 and 153,772,993 shares
       issued and outstanding in 2003
       and 2002,respectively                   170,707           153,772
     Additional paid in capital             59,497,446        22,714,779
     Deficit accumulated during
       the development stage               (59,878,347)      (23,106,740)
         Total Shareholders' Equity
          (Deficiency)                        (210,194)         (238,189)
         Total Liabilities and Stockholders'
          Equity (Deficiency)               $  305,740         $ 156,809


                     See notes to the financial statements.

                           e-Smart Technologies, Inc.
                          (A Development Stage Company)
                            Statements of Operations

                                                                 July 15, 1997
                                                                 (Inception of
                                     Year ended December 31   Development Stage)
                                                               to December 31,
                                       2003            2002           2003
                                       ----            ----         ---------

 Revenue                          $       --     $        --       $      --
                                    --------       ---------        --------

 Expenses
   Research and development          730,750         310,000       1,040,750
   Selling, and administrative     1,841,635       1,160,559       3,147,774
   Issuance of stock options
    for services                  34,170,000      21,476,000      55,646,000
                                  ----------       ---------      ----------

      Total operating expenses    36,742,385      22,946,559      59,834,524
                                  ----------       ---------      ----------

 Loss from operations            (36,742,385)    (22,946,559)    (59,827,524)
 Interest expense                     28,972          12,101          41,073
                                  ----------      ----------      ----------

 Loss before provision for
    income taxes                 (36,771,357)    (22,958,660)    (59,875,597)

 Provision for income taxes              250           2,500           2,750

 Net Loss                        (33,771,607)    (22,961,160)    (59,878,347)
                                  ==========      ==========      ==========

Loss Per Share                      $ (0.23)        $ (0.16)       $ (0.51)
                                     =======          ======         ======

Weighted Average Number
   of Shares Outstanding         161,172,213     147,960,402     116,832,333
                                 ===========      ==========      ==========


                     See notes to the financial statements.

                           e-Smart Technologies, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                 July 15, 1997
                                                                 (Inception of
                                     Year ended December 31   Development Stage)
                                                               to December 31,
                                       2003            2002           2003
                                       ----            ----         ---------
 Cash Flows From Operating Activities
   Net Loss                              $(36,771,607)$(22,961,160)$(59,878,347)
   Adjustments to reconcile net loss to
   net cash used in operating activities:
   Issuance of stock options for services   34,170,000  21,476,000   55,646,000
   Issuance of common stock for services        81,250      85,594      166,844
   Amortization expense                          6,430      6,430        19,290
   Changes in Assets and Liabilities:
   Decrease (increase)in due from
     related party                               8,667     (40,000)     (31,333)
   (Increase) deposits                        (151,000)                (151,000)
   Increase in accounts payable                166,685     230,395      397,080
   Increase in accrued expenses                 24,250      14,603       38,853

 Net Cash Provided by (Used in)
   Operating Activities                     (2,465,325) (1,188,138)  (3,792,613)

 Cash Flows From Investing Activities
   Cash used for intangible assets                  --          --     (128,600)
   Net Cash (Used in) Investing Activities          --          --     (128,600)

 Cash Flows From Financing Activities
   Proceeds from stock issuances             2,548,532   1,039,125    3,855,309
   Proceeds from borrowings                     50,000     150,000      200,000
   Repayment of borrowings                    (120,000)         --     (120,000)
   Provided by Financing Activities          2,478,352   1,189,125    3,935,309

 Net Increase in Cash at Beginning of Period     1,069          82           --
 Cash at End of Period                          14,096       1,069       14,096
                                             =========   =========    =========
 Supplemental Disclosures of Cash
 Flow Information
     Cash paid during the year for:
        Interest                           $    28,972  $   12,101  $    41,073
                                            ==========   =========    ==========
        Income taxes                       $       250  $    2,500  $     2,750
                                            ==========   =========    ==========
 Supplemental Schedule of Non-Cash
 Investing Activities
    Issuance of stock for services         $    81,250  $   85,594  $   166,844
    Issuance of stock options for
      services                             $34,170,000 $21,476,000  $55,646,000
                                            ==========   =========    ==========

                     See notes to the financial statements.

                           e-Smart Technologies, Inc.
                          (A Development Stage Company)
                 Statement of Shareholders' Equity (Deficiency)



                                             Common Stock            Additional
                                                                       Paid-In
                                        Shares          Amount         Capital
                                     -----------     ----------     ------------

Balance, January 1, 2002             145,117,200      $145,117      $  122,715
Issuance of shares for cash            7,903,967         7,904       1,031,221
Issuance of shares for services          750,826           751          84,843
Issuance of stock options for
services                                      --            --      21,476,000
Net income (loss)                             --            --              --
Balance, December 31, 2002           153,771,993       153,772      22,714,779

Issuance of shares for cash           16,497,519        16,498       2,531,854
Issuance of shares for services          437,500           437          80,813
Issuance of stock options for
services                                      --            --      34,170,000
Net income (loss)                             --            --              --
Balance, December 31, 2003           170,707,012      $170,707     $59,497,446

                                     ===========      ========     ===========


                            e-Smart Technologies, Inc.
                          (A Development Stage Company)
                 Statement of Shareholders' Equity (Deficiency)



                                              Retained
                                              Earnings
                                              (Deficit)            Total
                                             ---------            -------

Balance, January 1, 2002                    $(145,580)          $ 122,252
Issuance of shares for cash                        --           1,039,125
Issuance of shares for services                    --              85,594
Issuance of stock options for
services                                           --          21,476,000
Net income (loss)                         (22,961,160)        (22,961,160)
Balance, December 31, 2002                (23,106,740)           (238,189)
Issuance of shares for cash                        --           2,548,352
Issuance of shares for services                    --              81,250
Issuance of stock options for services             --          34,170,000
Net income (loss)                         (36,771,607)        (36,771,607)
Balance, December 31, 2003               $(59,878,347)       $   (210,194)
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

The Company is a development stage company devoting most of its efforts to raising capital and research and development of its licensed Smart Card technology.

In October of 2000 the Company acquired e-Smart Systems, Inc., a Nevada corporation in exchange for 58,600,000 common shares and licensed the Smart Card technology from Intermarket Ventures, Inc. for 70,000,000 common shares. As a result of the exchange, the Company owns the exclusive manufacturing and marketing rights to the Smart Card technology for North America and the Pacific Rim.

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

Research and Development Costs.

Research and development costs are charged to operations as incurred and amounted to $730,750 and $310,000 in 2003 and 2002, respectively.

License Costs.

On October 20, 2000, the Company licensed the Smart Card technology. The technology was purchased for an aggregate of 128,600,000 common shares of the Company valued at $0.001 per share or $128,600 as the total agreed upon consideration. The cost of the license is being amortized over its twenty year term on a straight line basis.

Securities Issued for Services.

The Company accounts for stock issued for services under the intrinsic value method. For stock issued for services, the fair market value of the company's stock on the date of stock issuance is used. The Company has adopted Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation". The statement generally suggests, but does not require, stock-based compensation transactions to be accounted for based on the fair value of the services rendered or the fair value of the equity instruments issued, whichever is more reliably measurable. Securities issued for services to a related party amounted to 750,826 in 2002 and 437,500 in 2003. The underlying fair value of the common shares amounted to $0.114 and $0.186 per share, respectively.

Income Taxes

In accordance with the provisions of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), deferred taxes are recognized for operating loses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to realized. The Company incurred net operating losses for financial-reporting and tax-reporting purposes. Accordingly, the benefit from income taxes has been offset by a valuation allowance against the related deferred tax asset.

2. CONCENTRATIONS OF CREDIT RISK

The Company maintains cash balances in financial institutions which are insured by the Federal Deposit Insurance Corporation up to $100,000. Balances in these accounts may, at times, exceed the federally insured limits.

3. LICENSES

By virtue of the merger with e-Smart Systems, Inc. in October 2000, the Company has licensed the exclusiv e manufacturing and marketing rights to certain Smart Card technology from Intermarket Ventures, Inc. The licensed territory includes North America and the Pacific Rim for a period of 20 years. The acquisition cost of the licensed territory, 128,600,000 common shares at $.001 par value, is being amortized over the term of the agreement.

4. DEPOSITS

At December 31, 2003, the Company had advanced $151,000 to South Korean counsel for the purpose of forming and capitalizing a South Korean corporation to facilitate its planned new business operations in the Pacific Rim during 2004. The new corporation will be styled e-Smart Korea, Inc.


5. NOTES PAYABLE

Notes payable consist of the following:

	                                            2003              2002
Unsecured obligations bearing interest at 20%
initially due January 31, 2004, extended to
July 31, 2004                                       $ 30,000         $150,000
Unsecured demand obligation with interest at 10%      50,000               --
  Total	                                            $ 80,000         $150,000
                                                    ========         ========
                        e-Smart Technologies, Inc.
                     (A Development Stage Company)
                     Notes to the Financial Statements


6. ACCRUED EXPENSES

    Accrued expenses are as follows:
                                                     2003          2002

                          Interest             $   36,103       $ 12,103
                          Franchise taxes           2,750          2,500
                                                 --------         ------
                            Total              $   38,853       $ 14,603
                                                 ========         ======

7. INCOME TAXES

The Company's total deferred tax asset and valuation allowance are as follows at December 31, 2003:


                                                     2002          2001

               Total deferred tax asset, current  $1,040,000     $  593,000
               Less valuation allowance           (1,040,000       (593,000
                                                   ---------     ----------
               Net deferred tax assets, current   $       --     $       --
                                                   =========      =========

The differences between income tax benefits in the financial statements and the tax benefit computed at the U.S. Federal statutory rate of 34% at December 31, 2003 are as follows:


                                                      2003          2002
                                                      ----          ----

                Tax benefit                             34%           34%
                Valuation allowance                    (34)          (34)
                                                   --------      -------
                Effective tax rate                     -0-%          -0-%
                                                   ========      =======

At December 31, 2003, the Company has available $4,000,000 of net operating losses to carry forward which may be used to reduce future federal taxable income and expire December 31, 2023.

8. COMMON STOCK

On December 1, 2003, the Company's majority shareholders authorized the Company's common stock to be increased from 200,000,000 to 300,000,000, approved the creation of the 2003 Incentive Stock Option Plan in the aggregate amount of 75,000,000 shares and the grant of 30,000,000 options thereunder, subject to the filing of an information statement with the remaining shareholders. Accordingly, at December 31, 2003 the Company had 170,707,012 common shares outstanding, options to acquire 30,550,000 common shares at an exercise price of $1.00 per share pursuant to the 2003 Plan, and options to acquire 59,000,000 common shares at an exercise price of $.41 per share pursuant to the 2001 Plan. In addition, there were outstanding w arrants to purchase 1,096,701 common shares at a price ranging from $.50 to $1.00 expiring through February 2006.

At December 31, 2002, of the Company's 300,000,000 authorized shares, $.001 par value, there were 153,771,993 shares outstanding and options to purchase 59,000,000 shares at an exercise price of $.41 pursuant to the 2001 Plan. Additionally, there were warrants outstanding to purchase 820,000 common shares at $1.00 expiring through February 2006.

                        e-Smart Technologies, Inc.
                     (A Development Stage Company)
                     Notes to the Financial Statements

9. COMMON STOCK (continued)

A brief summary of the stock option activity for the years ended December 31, 2003 and 2002 pursuant to the terms of both plans is set forth below:


                                                  Number of    Weighted Average
                                                   Options      Exercise Price
    Options in thousands:
    Options outstanding January 1, 2002
        Granted                                   59,000       $   0.41
        Exercised                                      -              -
        Expired                                        -              -
    Options outstanding at January 21, 2003       59,000           0.41
        Granted                                   30,000           1.00
        Exercised                                      -              -
        Expired                                        -              -
    Options outstanding December 31, 2003         89,000       $   0.61
                                                  ======        =======

The fair value of the options granted in 2003 and 2002 were $21,416,000 and $34,170,000, respectively. The fair value was determined as of the date of the grant using the Black-Scholes stock option pricing model, based on the following assumptions: annual expected return of 0%, annual volatility of 188% in 2003 and 194.1% in 2002, based upon a risk-free interest rate of 2.4% in 2003 and 3.6% in 2002.

The per share fair value of stock options granted during 2003 and 2002 were $1.14 and $0.36, respectively. The per share contractual remaining life of the options outstanding at December 31, 2003 and 2002 were 5 years and 5 years, respectively.


8. RELATED PARTY TRANSACTIONS

The Company receives research, development and technological support from an entity that is controlled by the Company's majority shareholder. Amounts paid by the Company for such services amounted to $730,750 in 2003 and $310,000 in 2002.

The Company receives administrative support services from an entity that is indirectly controlled by the Company's majority shareholder. Amounts paid for such services amounted to $120,000 in 2003 and $120,000 in 2002. Additionally, the Company was due $31,334 and $40,000 from this entity at December 31, 2003 and 2001, respectively.

10. DEPENDENCE UPON CONTROL PERSONS

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

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

12. NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 did not have a significant impact on the Company's results of operations or financial position.

In April 2003, the FASB issued SFAS Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003, except for certain hedging relationships designed after June 30, 2003. Most provisions of this Statement should be applied prospectively. The adoption of this statement is not expected to have a significant impact on the Company's results of operations or financial position.

In May 2003, the FASB issued SFAS Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities, if applicable. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption, The adoption of this statement is not expected to have a significant impact on the Company's results of operations or financial position.