Form 10QSB
period 2001-03-31
E-SMART TECHNOLOGIES INC
filed 2004-12-29
CIK 1112999

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[  X ]	Quarterly report under Section 13 or 15(d) of the Securities Exchange
        Act of 1934 for the quarterly period ended:       March 31, 2001

[    ]  Transition report under section 13 or 15(d) of the Securities Exchange
        Act of 1934 for the transition period from________ to ______________.


                         Commission File Number: 000-30717

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

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [    ]    No [  X  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, par value $.001 per share, 59,101,000 shares at March 31, 2001.


Transitional Small Business Disclosure Format (Check one):  Yes [  ]  No [ X]
                       e-SMART TECHNOLOGIES, INC.
           FORM 10-QSB - QUARTERLY PERIOD ENDED MARCH 31, 2002
                                  INDEX

	                                                                 Page

PART I  FINANCIAL INFORMATION                                               2

Item 1.	Financial Statements                                                2
        Condensed Balance Sheets at March 31, 2001
          and December 31, 2000                                             3
        Condensed Statements of Operations
          for the Three Months Ended March 31, 2001 and 2000                4
	Condensed Statements of Stockholders' Equity
          for the Period January 1, 2000 through March 31, 2001             5
        Condensed Statements of Cash Flows
	   for the Three Months Ended March 31, 2001 and 2000               6
        Notes to the Condensed Financial Statements                         7

Item 2.	Management's Discussion and Analysis                                9

Item 3.	Controls and Procedures                                            11

PART II	OTHER INFORMATION                                                  11

Item 5.	Other Information                                                  11

Item 6.	Exhibits and Reports on Form 8-K                                   12

        SIGNATURES                                                         12

        EXHIBITS                                                           13

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The unaudited condensed balance sheets of e-Smart Technologies, Inc., (the "Registrant"), at March 31, 2001 and December 31, 2000, and the unaudited condensed statements of operations, stockholders' equity , and cash flows for the three month periods ended March 31, 2001 and March 31, 2000 follow. The unaudited condensed financial statements reflect all adjustments that are, in the opinion of management, necessary to render a fair statement of the results for the interim periods presented.

                         e-SMART TECHNOLOGIES, INC.
                          CONDENSED BALANCE SHEETS
                                [Unaudited]


                                                March 31,     December 31,
                                                     2001            2000

Assets
Current assets -
    Cash                                           $       632   $       632
                                                   -----------   -----------
       Total current assets                                632           632

Super Smart Card TM Technology                          58,600        58,600
                                                   -----------   -----------
       Total assets                                $    59,232   $    59,232
                                                   -----------   -----------
Liabilities and Shareholders' Equity

Current liabilities -                              $        --   $        --
                            -----------   -----------
Total current liabilities                                   --	          --
                                                   -----------   -----------
Shareholders' Equity -
    Common Stock, par value $.001 per share,
    300,000,000 authorized, 59,101,000 and
    59,101,000 issued and outstanding,
    respectively                                        59,101        59,101
    Additional paid in capital                           3,075         3,075
    Retained equity                                     (2,944)       (2,944)
                                                   -----------   -----------
      Total shareholders' equity                        59,232        59,232

      Total liabilities and shareholders' equity   $    59,232   $    59,232
                                                   ===========   ===========
See notes to condensed financial statements.

                         e-SMART TECHNOLOGIES, INC.
                     CONDENSED STATEMENTS OF OPERATIONS
                               [Unaudited]



		                                         Three Months Ended
		                                              March 31,
                                                      2001           2000
                                                   -----------   -----------

Revenue                                            $        --   $        --
                                                   -----------   -----------
Expenses:
  Research and development                                  --            --
  Selling, general and administrative                       --            --
                                                   -----------   -----------
    Total operating expenses                                --            --
                                                   -----------   -----------
Net loss                                           $        --   $        --
                                                   ===========   ===========

Net loss per common share -
    basic and fully-diluted                        $     (0.00)  $     (0.00)
                                                   ===========   ===========
Weighted average number of
    common shares outstanding                       59,101,000    59,101,000
                                                   ===========   ===========
See notes to condensed financial statements
                          e-SMART TECHNOLOGIES, INC.
                CONDENSED STATEMENT OF SHAREHOLDERS'  EQUITY
                                [Unaudited]




                                                  Additional Retained
                             Common Stock         Paid-in    Earnings
                             Shares     Amount	  Capital   (Deficit)	Total

Balance, January 1, 2000   59,101,000  $  59,101  $  3,075  $    --)  $ 62,176

Net loss                           --         --        --   (2,944)	(2,944)
                           ---------------------------------------------------
Balance, December 31, 2000 59,101,000  $  59,101  $  3,075  $(2,944)  $ 59,232
                           ---------------------------------------------------

Balance January 1, 2001	   59,101,000  $  59,101  $  3,075  $(2,944)  $ 59,232
                           ---------------------------------------------------
Net loss                           --         --        --       --         --
                           ---------------------------------------------------
Balance, March 31, 2001    59,101,000  $  59,101  $  3,075  $(2,944)  $ 59,232
                           ---------------------------------------------------

See Notes to condensed financial statements.

                          e-SMART TECHNOLOGIES, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                 [Unaudited]


                                                  Three Months Ended March 31,
                                                       2001          2000
                                                   -----------   -----------

Cash flows of operating activities
    Net loss                                       $        --   $        --
    Adjustments to reconcile net loss to net
      cash used by operations:
        Depreciation and amortization                       --            --
                                                   -----------   -----------
         Net cash used by operating activities              --            --
                                                   -----------   -----------
Cash flows of financing activities
    Proceeds from sale of common shares                     --            --
    Services received for common shares                     --            --
                                                   -----------   -----------

         Net cash provided by financing activities          --            --
                                                   -----------   -----------

Net (decrease) increase in cash                             --            --
Cash at beginning of period                                632           632
                                                   -----------   -----------
Cash at end of period                              $       632   $       632
                                                   ===========   ===========

See notes to condensed financial statements.

                           e-SMART TECHNOLOGIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three month periods ended March 31, 2001 and 2000, are not necessarily indicative of the results that may be expected for the respective years ended December 31, 2001 and 2000.

The unaudited condensed financial statements should be read in conjunction with the audited financial statements and related footnotes included in the Registrant's Annual Report on Form 10-KSB for the fiscal years ended December 31, 2002 and December 31, 2001, supplemented by the notes included herein. Such Annual Report on Form 10-KSB was the second Annual Report on Form 10-KSB to be filed by the Registrant since present management assumed control of the Registrant in December 2000. Prior thereto, the Registrant's last audited financial statements were filed with the Registrant's Form 10-SB12G on May 30, 2000.

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

Note 2 - Related Party Transactions

Common Ownership

Approximately 77% of the Registrant's outstanding common shares are owned by IVI Smart Technologies, Inc., a Delaware corporation (the "Licensor"), that is the sole owner of all of the Super Smart Card TM technology originally licensed to the Registrant in 2000, and subsequently amended in 2001, for a 20-year term for commercialization throughout Asia and the United States. The Licensor's parent is Intermarket Ventures, Inc., a Utah corporation ("Ventures"). Mary A. Grace, the Registrant's President and Chief Executive Officer, is a director, executive officer and principal stockholder of the Licensor and Ventures. Tamio Saito, the Registrant's Chief Technology Officer, is also an executive officer and principal stockholder of the Licensor and Ventures. The Licensor and Ventures are in a position to materially influence the direction of the Registrant, its efforts in raising the additional capital critical to its success, and the strategies employed in commercialization of the licensed technology, assuming the Registrant's business plan is ultimately successful.

Note 3 - Going Concern

The Registrant's condensed financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As shown in the accompanying financial statements, the Registrant's entire working capital at March 31, 2001 was comprised of $632 of cash. In addition, the Registrant has incurred an accumulated deficit of $(2,944) through March 31, 2001. The Registrant is dependent upon the efforts of the Licensor and Ventures to raise proceeds from continued debt or equity placements to sustain the research and development and ultimate commercialization of their respective interests in the Super Smart Card TM technology. The Registrant's ability to continue to receive this level of support from the Licensor and Ventures is uncertain. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Registrant is unable to continue as a going concern.

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

On December 13, 2004, the Registrant participated at a hearing before the ALJ. At the hearing, and with a view towards resolving the matter through a Cease and Desist Order pursuant to Section 21C of the Securities Exchange Act of 1934, as amended, the Registrant agreed to file its three Form 10-QSB Quarterly Reports for the fiscal year ended December 31, 2002, its three Form 10-QSB Quarterly Reports for the fiscal year ended December 31, 2001, and its Form 10-KSB Annual Report for the fiscal year ended December 31, 2000, on or before January 14, 2005.

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

Three Months Ended March 31, 2001 and March 31, 2000

Revenues - Since obtaining the original license to the Super Smart Card TM technology in 2000, and which was subsequently amended in 2001, the Registrant intends to engage in research and development efforts to enhance and broaden the technology's applications and to explore the global market for its optimal commercialization. The Registrant is still in its development stage for accounting purposes as it has not experienced revenues in either of the three month periods ended March 31, 2001 ("1Q '01") or March 31, 2000
("1Q '00").

Expenses - In view of the Registrant being in its pre-operating development stage, it did not incur any expense in 1Q '01 or 1Q '00.

Net Loss - Consistent with the foregoing analysis, the Registrant reported a net loss of $-0- or $(0.00) per share for 1Q '01, compared to a net loss of $-0- or $(0.00) per share for 1Q '00, based upon weighted average shares outstanding of 59,101,000 and 59,101,000, respectively.

Liquidity and Capital Resources - The Registrant has limited working capital and is dependent upon the efforts of the Licensor and Ventures in raising proceeds derived from private securities offerings for funds for the continuation of its proposed smart card business. Currently, the Registrant does not have any income from operations, existing credit facilities or similar bank borrowing arrangements. The Registrant will need to obtain additional financing in order to carry out its entire business plan. There can be no assurance that any additional financing will be available to the Registrant on acceptable terms, if at all. If the Registrant raises additional funds by issuing additional equity securities, further dilution to existing equity holders may result. If adequate additional funds are not available, the Registrant may be required to curtail significantly its long term business objectives and the Registrant still may not be able to transition out of the development stage, notwithstanding that the BVS2 TM systems and Super Smart Card TM and other system technologies are expected to be ready for commercialization in early 2005.


At March 31, 2002, the Registrant's entire working capital was comprised of $632 of cash, and it had incurred an accumulated deficit from operations of $(2,944). The Registrant periodically evaluates its liquidity requirements, capital needs and availability of capital resources in view of its plans for commercialization of its technology, and other operating cash needs. In the opinion of Registrant's management, the Registrant expects to generate sufficient cash from the sale of securities to accredited investors to meet its requirements through 2001. The Registrant may rely on these same resources, as well as debt financing from time to time to meet its long-term capital needs.

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

During the quarter ended March 31, 2001, the Registrant had not yet begun to implement controls and procedures designed to ensure that information required to be disclosed in the reports that the Registrant files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon their evaluation of the controls and procedures expected to be implemented during the next several fiscal quarters, the Chief Executive and Chief Financial Officer of the Registrant have concluded that the Registrant's disclosure controls and procedures are expected to improve substantially. Such officer also concluded that the Registrant's controls and procedures will likely equal or exceed those required of the Registrant within two or three more operating quarters.

Changes in Internal Controls

The Registrant made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial Officer.

                         PART II - OTHER INFORMATION

ITEM 5.	OTHER INFORMATION

Delinquent Filings

The Registrant has not filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the 12 months preceding the period covered by this Report. Although the Registrant has been subject to the Exchange Act filing requirements during such preceding 12 months, the only Exchange Act filings made by the Registrant that predated this report were its: (i) Form 8-K and 8-K/A Current Reports on December 12 and 13, 2000 reporting a change of control; (ii) Form 10-QSB and 10-QSB/A Quarterly Reports on October 5 and 10, 2000; (iii) Form 10-QSB Quarterly Report on August 11, 2000; and (iv)
Form 10SB12G on May 30, 2000.

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

By:   /s/  Mary A. Grace
    --------------------------
Chief Executive Officer, and Director


By:   /s/  Mary A. Grace
    --------------------------
Chief Financial Officer

Dated:  December 28, 2004

                                EXHIBIT 31.1

                          e-SMART TECHNOLOGIES, INC.

                    CERTIFICATIONS PURSUANT TO SECTION 302
                       OF THE SARBANES-OXLEY ACT OF 2003


I, Mary A. Grace, the Registrant's Chief Executive and Chief Financial Officer, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of e-Smart Technologies, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any
untrue   statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material espects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;
and

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and have:

          a) Designed and recently commenced the implementation of such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared; and

          b) Evaluated the increasing effectiveness of the Registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation.

Dated:  December 28, 2004

/s/     Mary A. Grace
---------------------------
Chief Executive Officer
and Chief Financial Officer

                                   EXHIBIT 32.1

                             E-SMART TECHNOLOGIES, INC.

                        CERTIFICATION PURSUANT TO SECTION 906
                          OF THE SARBANES-OXLEY ACT OF 2003

      In connection with the Quarterly Report of e-Smart Technologies, Inc. on Form 10-QSB for the quarterly period ended March 31, 2001, as filed with the Securities and Exchange Commission on December 28, 2004 (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003, that:

  (1) The Report fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of e-Smart Technologies, Inc.

Date:  December 28, 2004


/s/     Mary A. Grace
------------------------
Chief Executive Officer
and Chief Financial Officer