Form 10QSB
period 2002-03-31
E-SMART TECHNOLOGIES INC
filed 2004-12-29
CIK 1112999

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[  X ]	Quarterly report under Section 13 or 15(d) of the Securities Exchange
        Act of 1934 for the quarterly period ended:       March 31, 2002

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

Common Stock, par value $.001 per share, 146,297,200 shares at March 31, 2002.


Transitional Small Business Disclosure Format (Check one):  Yes [  ]  No [ X]
                       e-SMART TECHNOLOGIES, INC.
           FORM 10-QSB - QUARTERLY PERIOD ENDED MARCH 31, 2002
                                  INDEX

	                                                                 Page

PART I  FINANCIAL INFORMATION                                               2

Item 1.	Financial Statements                                                2
        Condensed Balance Sheets at March 31, 2002
          and December 31, 2001                                             3
        Condensed Statements of Operations
          for the Three Months Ended March 31, 2002 and 2001                4
	Condensed Statements of Stockholders' Equity
          for the Period January 1, 2001 through March 31, 2002             5
        Condensed Statements of Cash Flows
	   for the Three Months Ended March 31, 2002 and 2001               6
        Notes to the Condensed Financial Statements                         7

Item 2.	Management's Discussion and Analysis                                9

Item 3.	Controls and Procedures                                            11

PART II	OTHER INFORMATION                                                  11

Item 5.	Other Information                                                  11

Item 6.	Exhibits and Reports on Form 8-K                                   12

        SIGNATURES                                                         12

        EXHIBITS                                                           13

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The unaudited condensed balance sheets of e-Smart Technologies, Inc., (the "Registrant"), at March 31, 2002, the audited condensed balance sheet at December 31, 2001, and the unaudited condensed statements of operations, stockholders' equity, and cash flows for the three month periods ended March 31, 2002 and March 31, 2001 follow. The unaudited condensed financial statements reflect all adjustments that are, in the opinion of management, necessary to render a fair statement of the results for the interim periods presented.

                         e-SMART TECHNOLOGIES, INC.
                          CONDENSED BALANCE SHEETS
                                [Unaudited]


                                                  March 31,     December 31,
                                                     2002            2001
                                                   -----------   -----------


Assets
Current assets -
    Cash                                           $     1,011   $        82
                                                   -----------   -----------
       Total current assets                              1,011            82

Super Smart Card TM Technology                         120,562       122,170
                                                   -----------   -----------
       Total assets                                $   121,573   $   122,252
                                                   -----------   -----------
Liabilities and Shareholders' Equity

Current liabilities -                              $        --   $        --
                                                   -----------   -----------
Total current liabilities                                   --	          --
                                                   -----------   -----------
Shareholders' Equity -
    Common Stock, par value $.001 per share,
    300,000,000 authorized, 146,297,200 and
    145,117,200 issued and outstanding,
    respectively                                       146,297       145,117
    Additional paid in capital                         144,535       122,715
    Retained equity                                   (169,259)     (145,580)
                                                   -----------   -----------
      Total shareholders' equity                       121,573       122,252

      Total liabilities and shareholders' equity   $   121,273   $   122,252
                                                   ===========   ===========
See notes to condensed financial statements.

                         e-SMART TECHNOLOGIES, INC.
                     CONDENSED STATEMENTS OF OPERATIONS
                               [Unaudited]



		                                         Three Months Ended
		                                              March 31,
                                                      2002           2001
                                                   -----------   -----------

Revenue                                            $        --   $        --
                                                   -----------   -----------
Expenses:
  Research and development                              20,000            --
  Selling, general and administrative                    3,430            --
                                                   -----------   -----------
    Total operating expenses                            23,430            --
                                                   -----------   -----------
Loss before taxes                                      (23,430)           --

Income tax                                                 250            --
                                                   -----------   -----------
Net loss                                           $   (23,680)  $        --
                                                   ===========   ===========

Net loss per common share -
    basic and fully-diluted                        $     (0.00)  $     (0.00)
                                                   ===========   ===========
Weighted average number of
    common shares outstanding                      145,462,200    59,101,000
                                                   ===========   ===========
See notes to condensed financial statements
                          e-SMART TECHNOLOGIES, INC.
                CONDENSED STATEMENT OF SHAREHOLDERS'  EQUITY

                                                  Additional Retained
                             Common Stock         Paid-in    Earnings
                             Shares     Amount	  Capital   (Deficit)	Total

Balance, January 1, 2001   59,101,000 $  59,101  $  3,075  $(2,944)  $ 59,232

Issuance of shares
  for services             16,016,200    16,016   119,640       --    135,656

Issuance of shares
  for technology           70,000,000    70,000        --       --     70,000

Net loss                           --        --        -- (142,636)  (142,636)
                           ---------------------------------------------------
Balance,December 31, 2001 145,117,200  $145,117 $122,715 $(145,580)  $122,252
                           ---------------------------------------------------

(unaudited)

Balance January 1, 2002	  145,117,200  $145,117 $122,715 $(145,580)  $122,252

Issuance of shares
  for cash                  1,080,000     1,080   19,920        --     21,000

Issuqnce of shares
  for services                100,000       100    1,900        --      2,000

Net loss                         --        --       --   (23,680)   (23,680)
                           ---------------------------------------------------
Balance, March 31, 2002   146,297,200  $146,297 $144,535 $(169,260)  $121,572
                           ---------------------------------------------------

See Notes to condensed financial statements.

                          e-SMART TECHNOLOGIES, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                 [Unaudited]


                                                  Three Months Ended March 31,
                                                       2002          2001
                                                   -----------   -----------

Cash flows of operating activities
    Net loss                                       $   (23,680)  $        --
    Adjustments to reconcile net loss to net
      cash used by operations:
        Depreciation and amortization                    1,610            --
                                                   -----------   -----------
         Net cash used by operating activities         (22,070)           --
                                                   -----------   -----------
Cash flows of financing activities
    Proceeds from sale of common shares                 21,000            --
    Services received for common shares                  2,000            --
                                                   -----------   -----------

         Net cash provided by financing activities      23,000            --
                                                   -----------   -----------

Net (decrease) increase in cash                            930            --
Cash at beginning of period                                 81           631
                                                   -----------   -----------
Cash at end of period                              $     1,011   $       631
                                                   ===========   ===========

See notes to condensed financial statements.

                           e-SMART TECHNOLOGIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three month periods ended March 31, 2002 and 2001, are not necessarily indicative of the results that may be expected for the respective years ended December 31, 2002 and 2001.

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

As shown in the accompanying financial statements, the Registrant's entire working capital at March 31, 2002 was comprised of $1,011 of cash. In addition, the Registrant has incurred an accumulated deficit of $(169,260) through March 31, 2002. The Registrant is dependent upon the efforts of the Licensor and Ventures to raise proceeds from continued debt or equity placements to sustain the research and development and ultimate commercialization of their respective interests in the Super Smart Card TM technology. The Registrant's ability to continue to receive this level of support from the Licensor and Ventures is uncertain. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Registrant is unable to continue as a going concern.

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

Three Months Ended March 31, 2002 and March 31, 2001

Revenues - Since obtaining the original license to the Super Smart Card TM technology in 2000, and which was subsequently amended in 2001, the Registrant intends to engage in research and development efforts to enhance and broaden the technology's applications and to explore the global market for its optimal commercialization. The Registrant is still in its development stage for accounting purposes as it has not experienced revenues in either of the three month periods ended March 31, 2002 ("1Q '01") or March 31, 2001
("1Q '00").

Expenses - Expenses rose to $23,430 for 1Q '02 compared to $-0- for 1Q '01. The principal factors underlying this increase were as follows: 1) an increase in research and development expenses in 1Q '02 in line with the Registrant's commencement of investigation into the technology's commercialization, and 2) an increase in general and administrative expenses during 1Q '02 consistent with the Registrant beginning to create the infrastructure it will require to oversee its affairs.

Loss Before Taxes and Income Taxes - As a result of the foregoing, loss before taxes for 1Q '02 was $(23,430) compared to $-0- for 1Q '01 upon which the Registrant's provision for taxes in 1Q02 was solely attributable to state and local franchise taxes.

Net Loss - Consistent with the foregoing analysis, the Registrant reported a net loss of $(23,680) or $(0.00) per share for 1Q '02, compared to a net loss of $-0- or $(0.00) per share for 1Q '01, based upon weighted average shares outstanding of 145,462,200 and 59,101,000, respectively.

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


At March 31, 2002, the Registrant's entire working capital was comprised of $1,011 of cash, and it had incurred an accumulated deficit from operations of $(169,260). The Registrant periodically evaluates its liquidity requirements, capital needs and availability of capital resources in view of its plans for commercialization of its technology, and other operating cash needs. In the opinion of Registrant's management, the Registrant expects to generate sufficient cash from the sale of securities to accredited investors to meet its requirements through 2002. The Registrant may rely on these same resources, as well as debt financing from time to time to meet its long-term capital needs.

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

During the quarter ended March 31, 2002, the Registrant had not yet begun to implement controls and procedures designed to ensure that information required to be disclosed in the reports that the Registrant files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon their evaluation of the controls and procedures expected to be implemented during the next several fiscal quarters, the Chief Executive and Chief Financial Officer of the Registrant have concluded that the Registrant's disclosure controls and procedures are expected to improve substantially. Such officer also concluded that the Registrant's controls and procedures will likely equal or exceed those required of the Registrant within two or three more operating quarters.

Changes in Internal Controls

The Registrant made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial Officer.

                         PART II - OTHER INFORMATION

ITEM 5.	OTHER INFORMATION

Delinquent Filings

The Registrant has not filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the 12 months preceding the period covered by this Report. Although the Registrant has been subject to the Exchange Act filing requirements during such preceding 12 months, the only Exchange Act filings made by the Registrant that predated this report were its: (i) October 23, 2001 reporting a change of name; (ii) Form 8-K Current Report on December 22, 2001 reporting a change of independent accountants; (iii) Form 8-K and 8-K/A Current Reports on December 12 and 13, 2000 reporting a change of control; (iv) Form 10-QSB and 10-QSB/A Quarterly Reports on October 5 and 10, 2000; (v) Form 10-QSB Quarterly Report on August 11, 2000; and (vi) Form 10SB12G on May 30, 2000.

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