Form 10QSB
period 2002-06-30
E-SMART TECHNOLOGIES INC
filed 2004-12-29
CIK 1112999

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[  X ]	Quarterly report under Section 13 or 15(d) of the Securities Exchange
        Act of 1934 for the quarterly period ended:       June 30, 2002

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

Common Stock, par value $.001 per share, 148,597,200 shares at June 30, 2002.


Transitional Small Business Disclosure Format (Check one):  Yes [  ]  No [ X]
                       e-SMART TECHNOLOGIES, INC.
           FORM 10-QSB - QUARTERLY PERIOD ENDED JUNE 30, 2001
                                  INDEX

	                                                                 Page

PART I  FINANCIAL INFORMATION                                               2

Item 1.	Financial Statements                                                2
        Condensed Balance Sheets at June 30, 2002
          and December 31, 2001                                             3
        Condensed Statements of Operations
          for the Six Months and Three Months Ended
          June 30, 2002 and 2001                                            4
	Condensed Statements of Stockholders' Equity
          for the Period January 1, 2001 through June 30, 2002              5
        Condensed Statements of Cash Flows
	   for the Six Months Ended June 30, 2002 and 2001                  6
        Notes to the Condensed Financial Statements                         7

Item 2.	Management's Discussion and Analysis                                9

Item 3.	Controls and Procedures                                            11

PART II	OTHER INFORMATION                                                  11

Item 5.	Other Information                                                  11

Item 6.	Exhibits and Reports on Form 8-K                                   12

        SIGNATURES                                                         13

        EXHIBITS                                                           14

                           PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The unaudited condensed balance sheets of e-Smart Technologies, Inc., (the "Registrant"), at June 30, 2002, the audited condensed balance sheet at December 31, 2001, and the unaudited condensed statements of operations, stockholders' equity , and cash flows for the six month and three month periods ended June 30, 2002 and June 30, 2001 follow. The unaudited condensed financial statements reflect all adjustments that are, in the opinion of management, necessary to render a fair statement of the results for the interim periods presented.

                         e-SMART TECHNOLOGIES, INC.
                          CONDENSED BALANCE SHEETS
                                [Unaudited]


99:
                                                   June 30,     December 31,
                                                     2002            2001

Assets
Current assets -
    Cash                                           $     7,450   $        82
                                                   -----------   -----------
       Total current assets                              7,450            82

Super Smart Card TM Technology                         118,954       122,170
                                                   -----------   -----------
       Total assets                                $   126,404   $   122,252
                                                   -----------   -----------
Liabilities and Shareholders' Equity

Current liabilities -                              $        --   $        --
                                                   -----------   -----------
Total current liabilities                                   --	          --
                                                   -----------   -----------
Shareholders' Equity -
    Common Stock, par value $.001 per share,
    300,000,000 authorized, 148,597,200 and
    145,117,200 issued and outstanding,
    respectively                                       148,597       145,117
    Additional paid in capital                         257,235       122,715
    Retained equity                                   (279,428)     (145,580)
                                                   -----------   -----------
      Total shareholders' equity                       126,404       122,252
                                                   -----------   -----------

      Total liabilities and shareholders' equity   $   126,404   $   122,252
                                                   ===========   ===========
See notes to condensed financial statements.

                         e-SMART TECHNOLOGIES, INC.
                     CONDENSED STATEMENTS OF OPERATIONS
                               [Unaudited]



		                  Six Months Ended     Three Months Ended
		                       June 30              June 30,
                                  2002       2001     2002           2001
                                -------- --------  -----------   -----------

Revenue                         $     -- $     --  $        --   $        --
                                -------- --------  -----------   -----------
Expenses:
  Research and development        20,000       --           --            --
  Selling, general and
   administrative                113,348       --      109,920            --
                                -------- --------  -----------   -----------
    Total operating expenses     133,348       --      109,920            --
                                -------- --------  -----------   -----------
Loss before taxes               (133,348)      --     (109,920)           --

Income tax                           500       --          250            --
                                -------- --------  -----------   -----------
Net loss                       $(133,848)$     -- $   (110,170)  $        --
                                -------- --------  -----------   -----------

Net loss per common share -
    basic and fully-diluted     $ (0.00) $ (0.00)  $     (0.00)  $     (0.00)
                                -------- --------  -----------   -----------


Weighted average number of
    common shares outstanding 146,805,771 59,101,000 48,022,200   59,101,000
                               ---------- ---------- ----------   ----------
See notes to condensed financial statements
                          e-SMART TECHNOLOGIES, INC.
                CONDENSED STATEMENT OF SHAREHOLDERS'  EQUITY





                                                  Additional Retained
                             Common Stock         Paid-in    Earnings
                             Shares     Amount	  Capital   (Deficit)	Total

Balance, January 1, 2001   59,101,000  $  59,101  $  3,075  $(2,944)  $ 59,232

Issuance of shares
  for services             16,016,200     16,016   119,640       --    135,656

Issuance of shares
  for technology           70,000,000     70,000        --       --     70,000

Net loss                           --         --        -- (142,636)  (142,636)
                           ---------------------------------------------------
Balance, December 31,2001 145,117,000  $ 145,117  $122,715 (145,580)  $122,252
                           ---------------------------------------------------

(unaudited)

Balance January 1, 2002	  145,117,000  $ 145,117  $122,715 (145,580)  $122,252

Issuance of shares
  for cash                  1,080,000      1,080    19,920       --     21,000

Issuance of shares
  for services              2,400,000      2,400   114,600       --    117,000

                           ---------------------------------------------------
Net loss                           --         --        -- (133,848)  (133,848)
                           ---------------------------------------------------
Balance, June 30, 2002    148,597,200  $ 148,597  $257,235 $(279,428) $126,404
                           ---------------------------------------------------

See Notes to condensed financial statements.

                          e-SMART TECHNOLOGIES, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                 [Unaudited]


                                                  Six Months Ended June 30,
                                                       2002         2001
                                                   -----------   -----------

Cash flows of operating activities
    Net loss                                       $  (133,848)  $        --
    Adjustments to reconcile net loss to net
      cash used by operations:
        Depreciation and amortization                    3,216            --
                                                   -----------   -----------
         Net cash used by operating activities        (130,632)           --
                                                   -----------   -----------
Cash flows of financing activities
    Proceeds from sale of common shares                 21,000            --
    Services received for common shares                117,000            --
                                                   -----------   -----------

         Net cash provided by financing activities     138,000            --
                                                   -----------   -----------

Net (decrease) increase in cash                          7,368            --
Cash at beginning of period                                 82           631
                                                   -----------   -----------
Cash at end of period                              $     7,450   $       631
                                                   ===========   ===========

See notes to condensed financial statements.

                           e-SMART TECHNOLOGIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three month periods ended June 30, 2002 and 2001, are not necessarily indicative of the results that may be expected for the respective years ended December 31, 2002 and 2001.

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

As shown in the accompanying financial statements, the Registrant's entire working capital at June 30, 2002 was comprised of $7,450 of cash. In addition, the Registrant has incurred an accumulated deficit from $(279,428)through June 30, 2002. The Registrant is dependent upon the efforts of the Licensor and Ventures to raise proceeds from continued debt or equity placements to sustain the research and development and ultimate commercialization of their respective interests in the Super Smart Card TM technology. The Registrant's ability to continue to receive this level of support from the Licensor and Ventures is uncertain. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Registrant is unable to continue as a going concern.

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

Six Months Ended June 30, 2002 and June 30, 2001

Revenues - Since obtaining the original license to the Super Smart Card TM technology in 2000, and which was subsequently amended in 2001, the Registrant intends to engage in research and development efforts to enhance and broaden the technology's applications and to explore the global market for its optimal commercialization. The Registrant is still in its development stage for accounting purposes as it has not experienced revenues in either of the six month periods ended June 30, 2002 ("6M '02") or June 30, 2001
("6M '01").

Expenses - Expenses rose to $133,348 for 6M '02 compared to $-0- for 6M '01. The principal factors underlying this increase were as follows: 1) an increase in general and administrative expenses during 6M '02 consistent with the Registrant beginning to create the infrastructure it will require to oversee its affairs; and 2) an increase in research and development expenses in 6M '02 in line with the Registrant's commencement of investigation into the technology's commercialization potential.

Loss Before Taxes and Income Taxes - As a result of the foregoing, loss before taxes for 6M '02 was $(133,348) compared to $-0- for 6M '01 upon which the Registrant's provision for taxes in 6M '02 was solely attributable to state and local franchise taxes.

Net Loss - Consistent with the foregoing analysis, the Registrant reported a net loss of $(133,348) or $(0.00) per share for 6M '02, compared to a net loss of $-0- or $(0.00) per share for 6M '01, based upon weighted average shares outstanding of 146,805,771 and 59,101,000, respectively.

Three Months Ended June 30, 2002 and June 30, 2001

Revenues - Since obtaining the original license to the Super Smart Card TM technology in 2000, which was subsequently expanded in 2001, the Registrant intends to engage in research and development efforts to enhance and broaden the technology's applications and to explore the global market for its optimal commercialization. In the opinion of management, the Registrant's Super Smart Card TM is ready for commercialization. The Registrant is still in its development stage for accounting purposes as it has not experienced revenues in either of the three month periods ended June 30, 2002 ("2Q '02") or June 30, 2001 ("2Q'01").

Expenses - Expenses rose to $109,920 for 2Q '2 compared to $-0- for 2Q '01. The principal factor underlying this increase was an increase in general and administrative expenses during 2Q '02 consistent with the Registrant beginning to create the infrastructure it will require to oversee its affairs.

Loss Before Taxes and Income Taxes - As a result of the foregoing, loss before taxes for 2 '02 was $(109,920) compared to $-0- for 2Q '01 upon which the Registrant's provision for taxes in 2Q '02 was solely attributable to state and local franchise taxes.

Net Loss - Consistent with the foregoing analysis, the Registrant reported a net loss of $(110,170) or $(0.00) per share for 2Q '02, compared to a net loss of $-0- or $(0.00) per share for 2Q '01, based upon weighted average shares outstanding of 148,022,200 and 59,101,000, respectively.

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

At June 30, 2002, the Registrant's entire working capital was comprised of $7,450 of cash, and it had incurred an accumulated deficit from operations of $(279,428). The Registrant periodically evaluates its liquidity requirements, capital needs and availability of capital resources in view of its plans for commercialization of its technology, and other operating cash needs. In the opinion of Registrant's management, the Registrant expects to generate sufficient cash from the sale of securities to accredited investors to meet its requirements through 2002. The Registrant may rely on these same resources, as well as debt financing from time to time to meet its long-term capital needs.


ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

During the quarter ended June 30, 2002, the Registrant had not yet begun to implement controls and procedures designed to ensure that information required to be disclosed in the reports that the Registrant files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon their evaluation of the controls and procedures expected to be implemented during the next several fiscal quarters, the Chief Executive and Chief Financial Officer of the Registrant have concluded that the Registrant's disclosure controls and procedures are expected to improve substantially. Such officer also concluded that the Registrant's controls and procedures will likely equal or exceed those required of the Registrant within two or three more operating quarters.

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