Form 10QSB
period 2002-09-30
E-SMART TECHNOLOGIES INC
filed 2004-12-29
CIK 1112999

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[  X ]	Quarterly report under Section 13 or 15(d) of the Securities Exchange
        Act of 1934 for the quarterly period ended:      September 30, 2002

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

Common Stock, par value $.001 per share, 153,766,620 shares at September 30, 2002.


Transitional Small Business Disclosure Format (Check one):  Yes [  ]  No [ X]
                       e-SMART TECHNOLOGIES, INC.
           FORM 10-QSB - QUARTERLY PERIOD ENDED JUNE 30, 2001
                                  INDEX

	                                                                 Page

PART I  FINANCIAL INFORMATION                                               2

Item 1.	Financial Statements                                                2
        Condensed Balance Sheets at September 30, 2002
          and December 31, 2001                                             3
        Condensed Statements of Operations
          for the Nine Months and Three Months Ended
          September 30, 2002 and 2001                                       4
	Condensed Statements of Stockholders' Equity
          for the Period January 1, 2001 through September 30, 2002         5
        Condensed Statements of Cash Flows
	   for the Nine Months Ended September 30, 2002 and 2001            6
        Notes to the Condensed Financial Statements                         7

Item 2.	Management's Discussion and Analysis                                9

Item 3.	Controls and Procedures                                            11

PART II	OTHER INFORMATION                                                  11

Item 5.	Other Information                                                  11

Item 6.	Exhibits and Reports on Form 8-K                                   12

        SIGNATURES                                                         13

        EXHIBITS                                                           14

                           PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The unaudited condensed balance sheets of e-Smart Technologies, Inc., (the "Registrant"), at September 30, 2002, the audited condensed balance sheet at December 31, 2001, and the unaudited condensed statements of operations, stockholders' equity , and cash flows for the nine month and three month periods ended September 30, 2002 and September 30, 2001 follow. The unaudited condensed financial statements reflect all adjustments that are, in the opinion of management, necessary to render a fair statement of the results for the interim periods presented.

                         e-SMART TECHNOLOGIES, INC.
                          CONDENSED BALANCE SHEETS
                                [Unaudited]



                                                September 30,     December 31,
                                                     2002            2001

Assets
Current assets -
    Cash                                           $     7,087   $        82
    Due from Associated Business Group, Inc.            35,000            --
                                                   -----------   -----------
       Total current assets                             42,087            82

Super Smart Card TM Technology                         117,346       122,170
                                                   -----------   -----------
       Total assets                                $   159,433   $   122,252
                                                   -----------   -----------
Liabilities and Shareholders' Equity

Current liabilities -
    Income taxes payable                           $     2,500   $        --
    Accured interest payable                             4,603            --
    Note payable                                       150,000            --
                                                   -----------   -----------
Total current liabilities                              157,103	          --
                                                   -----------   -----------
Shareholders' Equity -
    Common Stock, par value $.001 per share,
    300,000,000 authorized, 153,766,620 and
    145,117,200 issued and outstanding,
    respectively                                       153,766       145,117
    Additional paid in capital                       1,227,066       122,715
    Retained equity                                 (1,378,502)     (145,580)
                                                   -----------   -----------
      Total shareholders' equity                         2,330       122,252
                                                   -----------   -----------

      Total liabilities and shareholders' equity   $   159,433   $   122,252
                                                   ===========   ===========
See notes to condensed financial statements.

                         e-SMART TECHNOLOGIES, INC.
                     CONDENSED STATEMENTS OF OPERATIONS
                               [Unaudited]



		                  Nine Months Ended     Three Months Ended
		                    September 30           September 30,
                                  2002       2001     2002           2001
                                -------- --------  -----------   -----------

Revenue                         $     -- $     --  $        --   $        --
                                -------- --------  -----------   -----------
Expenses:
  Research and development       290,000       --      270,000            --
  Selling, general and
   administrative                935,819       --      822,471            --
  Interest                         4,603       --        4,603            --
                                -------- --------  -----------   -----------
    Total operating expenses   1,230,422       --    1,097,074            --
                                -------- --------  -----------   -----------
Loss before taxes             (1,230,422)      --   (1,097,074)           --

Income tax                         2,500       --        2,000            --
                                -------- --------  -----------   -----------
Net loss                     $(1,232,922)$     -- $   (110,170)  $        --
                                -------- --------  -----------   -----------

Net loss per common share -
    basic and fully-diluted     $ (0.00) $ (0.00)  $     (0.00)  $     (0.00)
                                -------- --------  -----------   -----------


Weighted average number of
    common shares outstanding 147,880,142 59,101,000 149,989,555   59,101,000
                               ---------- ---------- ----------   ----------
See notes to condensed financial statements
                          e-SMART TECHNOLOGIES, INC.
                CONDENSED STATEMENT OF SHAREHOLDERS'  EQUITY





                                                  Additional Retained
                             Common Stock         Paid-in    Earnings
                             Shares     Amount	  Capital   (Deficit)	Total

Balance, January 1, 2001   59,101,000  $  59,101  $  3,075  $(2,944)  $ 59,232

Issuance of shares
  for services             16,016,200     16,016   119,640       --    135,656

Issuance of shares
  for technology           70,000,000     70,000        --       --     70,000

Net loss                           --         --        -- (142,636)  (142,636)
                           ---------------------------------------------------
Balance, December 31,2001 145,117,000  $ 145,117  $122,715 (145,580)  $122,252
                           ---------------------------------------------------

(unaudited)

Balance January 1, 2002	  145,117,000  $ 145,117  $122,715 (145,580)  $122,252

Issuance of shares
  for cash                  4,799,420      4,799   851,201       --    856,000

Issuance of shares
  for services              3,850,000      3,850   253,150       --    257,000

                           ---------------------------------------------------
Net loss                           --         --        --(1,232,922)(1,232,922)
                           ---------------------------------------------------
Balance, September 30,2002 153,766,620 $153,766 $1,227,066 $(1,378,502)$  2,330
                           ---------------------------------------------------

See Notes to condensed financial statements.

                          e-SMART TECHNOLOGIES, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                 [Unaudited]


                                                Nine Months Ended September 30,
                                                       2002         2001
                                                   -----------   -----------

Cash flows of operating activities
    Net loss                                       $(1,232,922)  $        --
    Adjustments to reconcile net loss to net
      cash used by operations:
        Depreciation and amortization                    4,824            --
    Decrease (increase) in assets -
      Due from Associated Bsuiness Group, Inc.         (35,000)           --
    Increase (decrease) in liabilities -
      Incometaxes payable                                2,500            --
      Accrued interest payable                           4,603            --
                                                   -----------   -----------
         Net cash used by operating activities      (1,255,995)           --
                                                   -----------   -----------
Cash flows of financing activities
    Proceeds from note payable                         150,000            --
    Proceeds from sale of common shares                856,000            --
    Services received for common shares                257,000            --
                                                   -----------   -----------

         Net cash provided by financing activities   1,263,000            --
                                                   -----------   -----------

Net (decrease) increase in cash                          7,005            --
Cash at beginning of period                                 82           631
                                                   -----------   -----------
Cash at end of period                              $     7,087   $       631
                                                   ===========   ===========

See notes to condensed financial statements.

                           e-SMART TECHNOLOGIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three month periods ended September 30, 2002 and 2001, are not necessarily indicative of the results that may be expected for the respective years ended December 31, 2002 and 2001.

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

As shown in the accompanying financial statements, the Registrant had negative working capital at September 30, 2002 was comprised of $(115,016). In addition, the Registrant has incurred an accumulated deficit from $(1,378,502)through September 30,2002. The Registrant is dependent upon the efforts of the Licensor and Ventures to raise proceeds from continued debt or equity placements to sustain the research and development and ultimate commercialization of their respective interests in the Super Smart Card TM technology. The Registrant's ability to continue to receive this level of support from the Licensor and Ventures is uncertain. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Registrant is unable to continue as a going concern.

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

Nine Months Ended September 30, 2002 and September 30, 2001

Revenues - Since obtaining the original license to the Super Smart Card TM technology in 2000, and which was subsequently amended in 2001, the Registrant intends to engage in research and development efforts to enhance and broaden the technology's applications and to explore the global market for its optimal commercialization. The Registrant is still in its development stage for accounting purposes as it has not experienced revenues in either of the six month periods ended September 30, 2002 ("9M '02") or September 30, 2001 ("9M '01").

Expenses - Expenses rose to $1,230,422 for 9M '02 compared to $-0- for 9M '01. The principal factors underlying this increase were as follows: 1) an increase in research and development expenses in 6M '02 in line with the Registrant's commencement of investigation into the technology's commercialization potential, and 2) an increase in general and administrative expenses during 9M '02 consistent with the Registrant beginning to create the infrastructure it will require to oversee its affairs

Loss Before Taxes and Income Taxes - As a result of the foregoing, loss before taxes for 9M '02 was $(1,230,422) compared to $-0- for 9M '01 upon which the Registrant's provision for taxes in 9M '02 was solely attributable to state and local franchise taxes.

Net Loss - Consistent with the foregoing analysis, the Registrant reported a net loss of $(1,232,922) or $(0.01) per share for 9M '02, compared to a net loss of $-0- or $(0.00) per share for 9M '01, based upon weighted average shares outstanding of 147,880,142 and 59,101,000, respectively.

Nine Months Ended September 30, 2002 and September 30, 2001

Revenues - Since obtaining the original license to the Super Smart Card TM technology in 2000, which was subsequently expanded in 2001, the Registrant intends to engage in research and development efforts to enhance and broaden the technology's applications and to explore the global market for its optimal commercialization. In the opinion of management, the Registrant's Super Smart Card TM is ready for commercialization. The Registrant is still in its development stage for accounting purposes as it has not experienced revenues in either of the three month periods ended September 30, 2002
("3Q '02") or September 30, 2001 ("3Q '01").

Expenses - Expenses rose to $1,097,074 for 3Q '02 compared to $-0- for 3Q '01. The principal factors underlying this increase were as follows: 1) an increase in general and administrative expenses during 3Q '02 consistent with the Registrant beginning to create the infrastructure it will require to oversee its affairs, and 2) an increase in general and administrative expenses during 9M '02 consistent with the Registrant beginning to create the infrastructure it will require to oversee its affairs.

Loss Before Taxes and Income Taxes - As a result of the foregoing, loss before taxes for 3Q '02 was $(1,097,074) compared to $-0- for 3Q '01 upon which the Registrant's provision for taxes in 3Q '02 was solely attributable to state and local franchise taxes.

Net Loss - Consistent with the foregoing analysis, the Registrant reported a net loss of $(1,099,074) or $(0.01) per share for 3Q '02, compared to a net loss of $-0- or $(0.00) per share for 3Q '01, based upon weighted average shares outstanding of 149,989,555 and 59,101,000, respectively.

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

At September 30, 2002, the Registrant had negative working capital of $(115,016) of which $7,087 was represented by cash, and had incurred an accumulated deficit from operations of $(1,378,502). The Registrant periodically evaluates its liquidity requirements, capital needs and availability of capital resources in view of its plans for commercialization of its technology, and other operating cash needs. In the opinion of Registrant's management, the Registrant is generating sufficient cash from the sale of securities to its accredited investors to meet its requirements through 2002. The Registrant may rely on these same resources, as well as debt financing from time to time to meet its long-term capital needs.


ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

During the quarter ended September 30, 2002, the Registrant had not yet begun to implement controls and procedures designed to ensure that information required to be disclosed in the reports that the Registrant files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon their evaluation of the controls and procedures expected to be implemented during the next several fiscal quarters, the Chief Executive and Chief Financial Officer of the Registrant have concluded that the Registrant's disclosure controls and procedures are expected to improve substantially. Such officer also concluded that the Registrant's controls and procedures will likely equal or exceed those required of the Registrant within two or three more operating quarters.

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