Form 10KSB
period 2000-12-31
E-SMART TECHNOLOGIES INC
filed 2005-01-10
CIK 1112999

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-KSB

               ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT 1934:

              For the Fiscal Year Ended December 31, 2000

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

Issuer's revenues for the year ended December 31, 2000: $ -0-

The aggregate market value of Common Stock held by non-affiliates at December 31, 2000 was 5,100,000. Shares of Common
Stock, $.001 par value per share, outstanding at December 31, 2000: 59,101,000 shares

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

                          SIGNATURES

                        CERTIFICATIONS
-----------------------------------------------------------------

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

                             PART I

ITEM 1. DESCRIPTION OF BUSINESS

Preface

The Administrative Proceeding

On December 12, 2003, the SEC commenced an Administrative Proceeding against e-Smart Technologies, Inc., a Nevada corporation (the "Company" or the "Registrant"), seeking, inter alia, to interrupt public trading in our securities (the "Proceeding"). Pending a decision by the Administrative Law Judge, Lillian A. McEwen (the "ALJ"), we agreed to utilize its best efforts to prepare and file its Annual Report on Form 10-KSB for the two fiscal years ending December 31, 2003, on or before March 30, 2004.

However, and on March 4, 2004, Judge, published an Initial Decision in the Proceeding. In her Initial Decision, the ALJ found that we failed to make the required filings, as alleged, and therefore violated Exchange Act Section 13(a) and Rules 13a-1 and 13a-13. In assessing sanctions, the ALJ found that our violations were not only recurrent but also egregious, lasting over three years and continuing to the present. The ALJ added that, although we represented that we intend to bring itself into full compliance with the periodic reporting requirements no later than March 31, 2004, this endeavor seems doomed. Because the ALJ was convinced that we could not readily remedy its periodic reporting violations, she concluded that a suspension would not sufficiently protect the investing public. The ALJ, therefore, rendered a decision to revoke our registration. On March 30, 2004, we filed a Form 10-KSB covering fiscal years ending on December 31, 2002 and 2003.

On March 23, 2004, we filed a petition with the SEC for review of the ALJ 's decision. The Registrant's petition was granted on March 26, 2004. On March 30, 2004, the Division of Enforcement asked that the ALJ's decision be summarily affirmed pursuant to Rule of Practice 411(e). The Division also moved for leave, under Commission Rule of Practice 410(d), to file a brief in opposition to our petition for review. By June 30, 2004, we had filed all Form 10-QSB Quarterly Reports required to be filed for the two years ended December 31, 2003. On May 17, 2004, we timely filed its Form 10-QSB Quarterly report for the three months ended March 31, 2004.

On July 16, 2004, the SEC published an order wherein the Division of Enforcement's motions for summary affirmance and for leave to file a brief in opposition to our petition for review were denied. On August 16, 2004, we timely filed its Form 10-QSB Quarterly Report for the three and six months ended June 30, 2004. On September 8, 2004, we filed an Annual Report on Form 10-KSB for the two years ended December 31, 2002.

On October 12, 2004, the SEC ordered the administrative proceeding brought against us remanded to the ALJ to afford her an opportunity to reassess her sanctioning determination in light of the circumstances of this case and our subsequent filing of reporting record as outlined above.

On December 13, 2004, we participated at a hearing before the ALJ. At the hearing, and with a view towards resolving the matter through a Cease and Desist Order pursuant to Section 21C of the Securities Exchange Act of 1934, as amended, we agreed to file its three Form 10-QSB Quarterly Reports for the fiscal year ended December 31, 2002, its three Form 10-QSB Quarterly Reports for the fiscal year ended December 31, 2001, and its Form 10-KSB Annual Report for the fiscal year ended December 31, 2000, on or before January 14, 2005. Accordingly, and on December __, 2004, we filed our Form 10-QSB Quarterly reports for the three, six and nine months ended March 31, 2002, June 30, 2002 and September 30, 2002, respectively, with the SEC.
On December , 2004, we filed our Form 10-QSB Quarterly reports for the three, six and nine months ended March 31, 2001, June 30, 2001 and September 30, 2001, respectively, with the SEC.
The filing of this report completes our agreement with the ALJ.

	Retrospective Perspective

Since this Annual Report on Form 10-KSB is being filed approximately four years after its due date, many of the events that would have been enumerated herein, particularly the parameters of our business model, have changed or were materially affected by the passage of time and/or events that occurred during 2001, 2002, 2003 and 2004. Accordingly, in the interests of readability and the protection of investors, and in an effort towards presenting our business in its most accurate historical context, we have included relevant subsequent events in this Report.

General

Our Company was incorporated on July 15, 1997, under the name Boppers Holdings, Inc. ("Boppers"). On December 22, 2000, and by virtue of a Certificate of Amendment to our Articles of Incorporation, our name was changed to e-Smart Technologies, Inc. Prior to the change of name, and pursuant to an Acquisition Agreement and Plan of Merger dated as of August 16, 2000, between Boppers and Plainview Laboratories, Inc. ("PLI"), a Nevada corporation, all the outstanding shares of common stock of PLI were exchanged for 20,000 shares of Rule 144 restricted common stock of Boppers in a transaction in which Boppers was the successor corporation. At the time of the merger with Boppers, PLI was a publicly owned entity with a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

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

Prior to the consummation of the transactions contemplated by the Merger Agreement, Boppers had 200,000,000 authorized shares of Common Stock, par value $.001 per share (the "Boppers Common Stock"), 20,000,000 authorized shares of Preferred Stock, par value $.001 per share and 3,501,000 issued and outstanding shares of Boppers Common Stock. Pursuant to the Merger Agreement,
Boppers: (i) issued 58,600,000 shares of Boppers Common Stock to IVI in exchange for 58,600,000 shares of e-Smart System's common stock, par value $.001 per share, owned of record by IVI; and
(ii) converted warrants to purchase an aggregate of 2,900,000 shares of e-Smart System's common stock at $10.00 per share into warrants to purchase an aggregate of 2,900,000 shares Boppers' Common Stock at $10.00 per share (the "Warrants"). The foregoing caused a change in the control of Boppers.

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

Products

The Company, IVI Smart and our subsidiaries and affiliates are all principally engaged in the business of creating, marketing, manufacturing, installing, operating and maintaining proprietary systems that are designed to positively authenticate each and every end user of any networked or local access system while protecting at all times all information residing on or transported by the system. These products are designed to provide assurance that the user is the person that he or she claims to be and whether or not he or she has the credential to access the premises or information being sought. As stated, our business is providing and operating systems. We intend to earn income primarily from transaction fees and/or other service based fees connected to the use of our systems once installed. We do not intend to either manufacturer or install systems on our own, rather, we intend to outsource manufacturing of our Super Smart Card TM, Super Smart Readers and proprietary components under OEM agreements; and to outsource installation to select "partners" that are major systems integrators in each country of installation. Prior to the sale of a system, our business activities are strictly limited to marketing, research and development, and customer customization. After a sale is made, we supervise the manufacture and installation of the system and, once deployed, operate the system on behalf of the purchaser. By outsourcing all other activities, we hope to keep our cost of operations down and minimize the complexity of our business.

One of the key distinctions of our system from all other systems is our proprietary smart card, the Super Smart Card TM. We believe that we are the world's first and currently the only provider of a commercially available dual ISO 7816 (contact) and ISO 14443 B (wireless) compatible smart card featuring both a fingerprint sensor onboard, a biometric matching engine onboard and a multi-application microprocessor. To our knowledge, as of the date hereof, the Super Smart Card TM is the only dual-interface biometrically activated, microprocessor-based smart card product. Because our Super Smart Card TM contains a microprocessor, it can store and process information and run multiple applications. Because our Super Smart Cards TM have an on-board digital fingerprint sensor, hold a biometric fingerprint template, and have an onboard biometric matching engine, our Super Smart Cards are able to perform an ID verification without reference to any network (or any other) database. For this reason, we call the Super Smart Card TM biometrically activated or biometrically powered. Our cards are referred to as "dual interface" because they work either in conjunction with a reader that requires physical contact with the card to supply power and to transfer data or with a reader that does not require physical contact with a card reader, as power and data are transferred to each card through a magnetic field generated by a card reader. Our Super Smart Card TM combines the benefits of microprocessors, biometrics and dual interface cards in an ISO compatible system and form-factor.

All of our products are designed to operate on a common platform which we currently refer to as the Biometric Verification Security System TM or the BVS2 TM (the current and improved version of the Super Smart Card TM System). The BVS2 TM Platform is based on our licensor's pending patents and other proprietary technologies and consists of our Super Smart Card TM (our unique smart card with an on-board biometric multi-application micro-processor, a unique on-board biometric sensor (fingerprint) and a unique digital photo ID system among other items), readers, operational software, application development software and a communication technology that ensures that the transmission of data to and from the Super Smart Card TM and throughout the system is secure and reliable. The BVS2 TM can be customized to support a large number of applications in a multitude of markets. Some of the markets for which we have customized the BVS2 TM platform include national security, immigration/border crossing, ID-fraud free credit/debit card pre-processing, welfare/food-stamp benefits and medical services. We believe that there is no existing practical limit to the number or types of applications we can customize our system to run.

Our products offer the following benefits:

- The information stored on our card and transferred between the card and the reader is secured behind biometric activation and is protected by both physical and software encryption down to the physical layer (our PrestoChango protection system);

- The biometric system being completely on the card with full independent operation capabilities allows for identity and credential verification even during emergency situations where denial of service attacks or other network outages prevent network database access and would cause many other systems to fail;

- Our Super Smart Cards TM support multiple, independent applications secured even from each other on the same card, each protected by the biometric and each protected end-to-end throughout the system by our proprietary information protection system, "PrestoChango";

- The system operator of the BVS2 TM platform (whether we or anyone else) has no access to user or customer information unless granted access by the application owner for some specific reason; and

- Our cards are durable and easy to use, our technology can be placed in objects that take a variety of forms, such as key chains, wristwatches and necklaces/pendants.

The e-Smart Solution

We believe that our Super Smart Card TM has a technological advantage over any other existing smart cards that we have seen in the market. The Super Smart Card TM is a dual interface card working with existing contact and existing wireless type "B" readers. The Super Smart Card TM is a complete biometric system with its own sensor and matching system onboard every card. The Super Smart Card TM is an advanced microprocessor type smart card protected by a hardware based firewall enhanced by software that protects data down to the physical layer. We believe that our Super Smart Card TM is rendered useless if tampered with and that counterfeiting is not possible. In short, we believe that at this time the Super Smart Card TM is a one-of-a-kind piece of technology that gives us a competitive advantage over all other suppliers and that makes us a sole source supplier to anyone that needs a reliable, stand-alone, privacy protected, biometrically empowered system of identity verification for all purposes whether for public security or private commercial use.

Our technology not only enables a microprocessor-based smart card system to operate in both a contact and a contactless environment, but also enables our biometric fingerprint sensor and biometric engine to work in both a contact and a contactless environment as well. We believe that this ability to operate the biometric system both with a contact reader and wirelessly is but one of the abilities unique to our Super Smart Card TM. As the Super Smart Card TM is an ISO compatible smart card, our technology is not only available for new systems, but can be integrated with existing contact and contactless (wireless) systems.

The "Biometric Verification Security System TM" ("BVS2 TM")

The BVS2 TM is an integrated platform designed from the ground up to provide a security blanket of networked services necessary to protect everything from a single system to a nation-wide system. We believe that the BVS2 TM is a complete platform that can accommodate virtually any existing peripheral deemed appropriate for whatever task is required. We also believe that the BVS2's TM architecture is totally modular and upgradeable, almost infinitely scalable, fault tolerant, redundant and highly trustworthy. Authorized access - both physical and logical - is provided via the BVS2's TM secure, standardized and irrefutable biometric credential as generated by the Super Smart Card TM (as described below).

All BVS2 TM transactions (financial, data or otherwise) are routed through, logged, indexed and sorted by the BVS2's TM "Universal Gateway" subsystem. This subsystem is empowered by secure group of networked servers that can access an almost unlimited numbers of diverse and legacy database systems and protocols via the Universal Gateway's exceptional data translation system, the "Automated Protocol Manager" ("APM").
If the BVS2 TM is tasked to make an inquiry of the normally incompatible database systems of multiple domestic and foreign agencies; the BVS2 TM can complete the inquiry quickly and efficiently, without human intervention, automatically combining normally irreconcilable data into one single language report. The BVS2's instant data-field manager allows any authorized user to instantly change information requests. With the addition of an optional analysis module, the BVS2's TM proprietary algorithms can analyze data customized to user requirements. In short, the BVS2 TM is an easy to use, yet extremely powerful system built to provide security to entire nations. At the same time and without unnecessary hampering the work and needs of government officials, we believe that the BVS2 TM offers the maximum in privacy protection to individuals. Some Key Components and Subsystems Comprising the BVS2 TM are described below.

The Super Smart Card TM

The Super Smart Card TM is the tool required to unlock a "BVS2 TM Transaction". A BVS2 TM Transaction can be many different things depending on the application in use. However, whether a money transaction or a data transaction or an access transaction or any other transaction, the Super Smart Card TM utilizing our complete on-board biometric fingerprint matching system and our Presto Chango TM application and information security system is the BVS2's TM "ignition" and the user's fingerprint is the key to start the BVS2 TM Transaction.

The Super Smart Card TM is a unique interoperable smart card featuring a non-JAVA based, multi application micro-processor that can perform multiple independent and discrete functions all protected behind hardware firewalls enhanced by software within the chip (the Presto Chango TM system). In addition, each Super Smart Card TM contains our own unique fingerprint sensor and biometric processing engine. No biometric data ever leaves the card in the privacy protected version of the Super Smart Card TM. Biometric data resides only on the Super Smart Card TM. All biometric processing is done on the card. Only the finger of the owner of each Super Smart Card TM placed on their own Super Smart Card's TM fingerprint sensor will activate the card, thereby insuring the personal privacy of each holder. We believe that Identity theft is theoretically made impossible. Lost or stolen cards have no value to anyone. The Super Smart Card TM, which we believe to be both tamperproof and counterfeit-proof, supports multiple discrete applications including, among others:
ID Card, Debit/Credit Card, Driver's License and Physical and/or Logical Access Card.

The standard Super Smart Card TM features an ISO contact operation interface (ISO 7816) and an ISO wireless operation interface (ISO 14443 B) and will operate on most ISO compatible contact 7816 readers or wireless 14443 B readers. The Super Smart Card TM is an integral part of the BVS2 TM. Every Super Smart Card TM contains an on-card biometric fingerprint sensor and digital 3-D photo ID system. Any other biometric can be added to the card and to the system. The Super Smart Card TM is inherently secure due to our hardware-based architecture. Each application on a Super Smart Card TM is secured from access by any unauthorized party by virtue of our on-chip hardware firewall system and our high-level encryption system, Presto-Chango TM. Other card systems, such as those now used for the DOD CAC cards, rely on and run software, primarily JAVA based, to create pseudo multi-applications all with the inherent security problems of JAVA.

The following is a summary of certain of the salient features of the Super Smart Card TM:

- Unique Sensor On-Card. Only the fingerprint of the registered user can activate the card. The sensor performs with equal reliability with wet, dry, hot or cold fingers. The system prevents unauthorized use of any card or card application by requiring the authorized cardholder's fingerprint to activate the micro-processor inside and to initiate any transaction or to access any information (see below for more information about our fingerprint sensor);

- Fraud-proof, counterfeit-proof and hack-proof. We believe that the physical characteristics of each Super Smart Card TM causes tampering to permanently disable it and destroy any information contained therein. We also believe that counterfeit cards cannot work on the system, rendering any fake cards absolutely useless for all purposes;

- Hardware Based, Software Enhanced, Multi-Application System. One card can contain multiple and independent and secure applications. For example, the technology will permit/deny access (physical and/or logical), identify precise location and/or movement of personnel and/or watch list parties while at the same time operating other secure applications, each completely and securely isolated one from the other;

- Immediate identification Assurance & Privacy Protecti on. The system provides immediate and we believe sure authentication for all users and their credentials once they are properly enrolled onto the system. All biometric details are stored only on the Super Smart Card TM and not in any database (except where required by law, e.g., for INS needs or as required by certain voluntary programs) and the user leaves his or her fingerprint only on his or her own card which never leaves their hand;

- Stolen fingerprints of no use. Unlike other systems where a stolen fingerprint can mean a stolen identity, use of biometric information alone without one's own Super Smart
  Card TM is of no use with the BVS2 TM. Each person's biometric information is inextricably entwined with certain other information unique to that user. Unless the biometric presented contains the additional unique information just mentioned (i.e., one's own Super Smart Card TM), not even the true owner of the biometric information will be granted access without the intervention of at least one, if not two high level, human, operations supervisors', officers' intervention, to establish the identity of the person concerned; and

- One Card System - Multiple Government Applications - Total Security - Saves Taxpayer Money. The Super Smart Card TM allows multiple secure applications to co-exist and operate on the same card. Because of the versatility of the BVS2 TM and Super Smart Card TM, one card and one system can be used by every federal agency, saving the cost of having a multitude of systems and infrastructure to support each. In addition, because of the many services that the Super Smart Card TM can securely perform, there are many opportunities to defray costs by using one multi-purpose card and one multi-purpose network system and charging separate application fees for each application. In addition, we believe that since there is broad compatibility with many of the readers already in use, our system will, upon installation, save time and money for certain uses.

- More information Regarding Our Fingerprint Sensor. A key component of each Super Smart Card TM is the BioSensor Fingerprint Sensor. Each Super Smart Card TM contains one of these tiny (.33 mm thin), low power consumption sensors that is durable enough to be embedded in a smart card and yet not effected by static electricity, the elements or the condition (wet, dry, hot, cold) of the user's skin. Imaging is in 3D and based on micro-pressure variations across the sensor surface caused by the ridges and valleys existing in one's fingerprint. Users of the Super Smart Card TM with our built in sensor do not have to be concerned about leaving their fingerprint(s) on some reader that is fixed on a wall or sitting on a desk for someone to steal. The cardholder is always in control of his or her own fingerprint(s). The biometric fingerprint sensor incorporated in the Super Smart Card TM was developed by BioSensor LLC, a Hawaiian limited liability company ("BioSensor") and wholly owned subsidiary of IVI Smart, utilizing base intellectual property developed by IVI Smart but productized by BioSensor.

  Use of the sensor is made possible pursuant to a Confidential Technology Assignment and License Agreement dated as of May 1, 2003, with IVI Smart, a principal stockholder of our Company (the "License Agreement"). Pursuant to the License Agreement, IVI Smart granted to BioSensor the exclusive right to develop certain of our intellectual property at BioSensor's sole cost and expense with respect to certain biometric fingerprint sensor technology created by IVI Smart and BioSensor granted to IVI Smart the exclusive rights to any sensor developed by BioSensor. In consideration for the use of IVI Smart's intellectual property, BioSensor issued 50,000,000 of its Common Units to IVI Smart. No other Common Units were issued by Biosensor. Accordingly, Biosensor became a wholly owned subsidiary of IVI Smart and an affiliate of ours. In consideration for the exclusive rights to use the sensor technology developed by BioSensor, IVI Smart agrees to pay a one-time royalty to BioSensor equal to $.35 for each Super Smart Card TM sold or distributed by IVI Smart or any affiliate or licensee.

- The "Zero/Zero" System. Our "Zero False Acceptance - Zero False Reject" system is believed by us to be unique in the field of biometrics. In the normal course, when setting a biometric system, the closer to theoretical "zero" false acceptances you set your matching system for, the further you get from "zero" false rejections. In fact, a false rejection rate in the 30% to 40% range is not unheard of when many systems are set to the theoretical zero false acceptance rate. A false acceptance means the system confirms that you are someone else. A false rejection means the system will not confirm that you are who you really are. Based on our internal studies, our Zero/Zero System, using a patent pending technique that combines human factors with mechanical factors, is able to reduce the false reject rate to something less than 0.5% on the first use and to something less than 0.2% after the third to fifth use of the system by each new user. This reduction in the false rejection rate is extremely significant when dealing with high volumes of people in situations such as border crossings and airports. Each false rejection means that valuable time and manpower must be used to conduct a secondary inspection to check someone who is already cleared and increases the risk that an unauthorized individual will get through in the confusion. The Zero/Zero System is built in to of our Super Smart Cards TM.

Card Readers

The card reader is the tool that supplies power to our Super Smart CardsTM and the instrument through which each card communicates with the BVS2TM platform. We intend to offer a full complement of readers as part of our proposed BVS2 TM system offering. For clients that need readers, we intend to offer a family of multi-system readers ready to meet almost any need that the market may have. These include a handheld wireless internet appliance and card reader to a dedicated stand alone desktop reader to interface modules that allow the use of most standard, off the shelf PDA's, notebooks and other similar devices. We intend to offer a browser-phone with a contact card reader already incorporated. Our latest reader is a mobile GPRS based internet appliance with constant wireless access to the commercial mobile internet. This reader features a large, full color LCD display, a keyboard and a printer all in a handheld battery operated unit. We believe that there will be a large demand for this reader. All of our readers will be manufactured under contract with established card reader manufacturers on an as ordered basis based on customer orders as received. We intend to distribute these readers on a fully burdened cost basis making little or no profit and generally retaining ownership and maintenance responsibilities. (For the avoidance of confusion, maintenance responsibilities are outsourced to our strategic partners.)


The Universal Gateway with Legacy Preserver TM Technology

The BVS2 TM features a special gateway, that is designed to both take in all types of information from multiple sources and applications and forward it to its correct destinations and to translate the "Babel-Speak" of over one hundred (100) different legacy systems and technical services (this prevents the need to replace entire systems in use). When any such legacy system is attached to a BVS2 TM empowered network using our Legacy Preserver TM hardware, virtually all information passing through the network enters the Universal Gateway and by default is translated by the Universal Gateway's Automated Protocol
Manager TM into a common language such that the information becomes available for use on all connected systems. Translation is in near real-time with the speed of any particular data's delivery basically controlled by the transmission speed of the legacy system that such data resides on. The Universal Gateway is a distributed system with redundant back up at all points.
We believe that in the unlikely event that any node went down including the redundancy, that failure would not shut down the entire system.

Presto-Chango TM

Presto-Chango TM is designed to protect computer information down to the physical layer from unauthorized access. We believe that any attempt to move information from our storage place without proper authority causes that iteration of the information to morph into gibberish that cannot be deciphered by anyone or any system. Authorized access allows information to move, encrypted for transport, for any authorized and proper use which can be specified by user. Coupled with the BVS2's TM operating software, Presto-Chango TM is designed to enable sensitive information to transit the Internet or any public network without risk of information theft. Working together with the Super Smart Card TM, we believe that our system can provide superior logical protection where truly secure computer access and records are an absolute requirement.

Our Strategy

Our goal is to create a global network featuring the BVS2 TM platform that allows the full potential of each Super Smart
Card TM to be used anywhere in the world and the maximum potential transaction fees for us. Key elements of our strategy include:

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

Generate Recurring Revenues. We rejected a business model that called for one-time payments for our products and technologies. Other companies that have followed the one-time payment model in the smart card business, such as Gemplus and Oberthur, have not fared well financially through business cycles during the low end of business cycles. Instead, our business plan is to sell entire systems, including our Super Smart Cards TM, only on a turn key basis in a manner that permits us to operate the system and collect transaction fees and service fees for an extended period of time. Our business plan is also to focus on large scale governmental clients that will cause wide use of our Super Smart Card TM in the event of a sale and in such circumstances would maximize our potential transaction fee base.

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

Marketing and Distribution

We intend to enhance our position in the design and development of Super Smart Card TM based products by developing new applications for our technology. We also intend to enter new markets, either alone or through strategic relationships. In so doing, we aim to create additional potential sources of revenues from transaction fees and additional potential sources for revenue from customer support.

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

Proprietary Technologies

We are the owner of three technology licenses. Each license has been granted pursuant to an "Exclusive Use and Distribution Agreement" (collectively the "License Agreements"), each of which grants us exclusivity to the technology covered in a particular territory. The three territories covered are the People's Republic of China, all of Asia except the People's Republic of China and the United States of America. IVI Smart, the current licensor, is one of our principal shareholders. The rights to technology granted to us includes all smart card and related assets of the licensor including the Super Smart Card TM, the BVS2 TM platform and all relevant components thereof. The License Agreements require that all inventions and improvements made by us be assigned to the licensor with a license to use granted back to us on the same terms and conditions as the technology was granted to us in the original license. We are jointly responsible to protect and defend the technology in the event of challenge, or disputes of any kind in a covered territory.

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

Recent Developments

Commencing in the spring of 2003, we began a global marketing program with particular emphasis in Asia. In October 2003, we authorized the creation of e-Smart Korea, Inc. as a wholly owned Korean subsidiary. During the first quarter of fiscal 2004, and through our new Korean subsidiary, we entered into two material agreements that we believe will lay the groundwork for our transition to operating status. On February 25, 2004, we signed a "Mutual Cooperation Agreement" with Daewoo International ("Daewoo"), a multinational trading company, manufacturer and infrastructure builder-provider (the "Daewoo Agreement"). On February 27, 2004, we entered into a "Master Teaming Agreement" (the "Samsung Agreement") with Samsung SDS ("Samsung"), a leading global IT solutions provider in Korea with annual revenue of in excess of US $1.43 billion. In addition, the Company directly entered into another material agreement that is designed to pave the way towards re-commencing operations in China. In that regard, we directly entered into a "Cooperation Agreement" on February 27, 2004 with a Chinese corporation principally owned by entities controlled by the PRC's Ministry of Information Industry (the "China Agreement). The following is a summary of each of the foregoing agreements:

A. The Daewoo Agreement. In furtherance of our business plan, we endeavor to engage or partner with a large system integrator in undertaking any given project. Towards that end, and pursuant to the terms of the Daewoo Agreement, the parties have agreed to work together to identify projects on an international basis within listed countries that capitalize both on the unique biometric and other systems developed by us and on Daewoo's strengths within those countries. Upon jointly agreeing to pursue a potential project, a project specific agreement will be entered into on terms to be negotiated on a case by case basis. We have commenced discussions concerning our first joint project and have commenced negotiating the terms of the first project-specific agreement. Prior to the date of the Daewoo Agreement, Daewoo chose our Super Smart Card TM and BVS2 TM to gain an edge over competitors in the national ID market.

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

C. The China Agreement. We have agreed to form joint venture company in the People's Republic of China ("PRC") with two PRC companies. One is primarily owned and controlled by an entity of the Ministry of Information Industry ("MII") named Guo Xin Well-tel Technology Co., Ltd., and the other, named
EarthNetMedia Trading Co., Ltd., is primarily owned and controlled by PRC persons involved in media and public relations in the PRC. We will be a fifty (50%) percent shareholder of this joint venture (the maximum allowed by law for this type of venture) and the two PRC companies will own thirty (30%) percent and twenty (20%), respectively. The MII was created March 1998 by merging the former Ministry of Post and Telecommunications, which oversaw network standards and access, and the Ministry of Electronics and Information, which oversaw computers and software (and by divesting the resulting ministry of responsibility for postal administration and the telecom trunk line network). MII is now described as "a super-agency overseeing telecommunications, multimedia, broadcasting, satellites, and the Internet." The parties to this Agreement have agreed to work together and to cooperate in doing everything necessary to create the joint venture and to obtain a business license that will allow the joint venture to effectuate our business plan of mass distribution of the Super Smart Card TM and the operation of the BVS2 TM throughout the PRC. Commencing March 1, 2004, Guo Xin Well-tel Technology Co., Ltd. agreed to provide office space to the joint venture within their offices at the MII and to provide all required local liaison services necessary to obtain the required permit necessary to do business in the PRC. We agreed to pay a non-accountable expense allowance of US$10,000 per month commencing March 1, 2004, in exchange for the above mentioned facilities and services. Upon its formation, the joint venture will repay all formation expenses to us. We are also responsible for providing twenty-five million (25,000,000) Chinese Yuan (approximately US$3,000,000) capital to the joint venture company after formation in various trenches over a period of two years commencing with a payment of fifteen (15%) percent of this total within three months of the formation of the joint venture with all required permit and licenses having been issued.


Competition

Based on our own extensive research, we believe that, at least as of the date hereof, that there is no product that can directly compete with Super Smart Card TM and the BVS2 TM platform. On the other hand, there are numerous products and competitors in the smart card and smart card operating system arena. We must, therefore, anticipate competition in sales of our products, systems and technologies from other providers of microprocessor-based smart card technologies. We expect competition to intensify as, and if, we become successful in our deployment plans and our competitors commit greater resources to the development of biometrically empowered contactless microprocessor-based smart cards. Some of the larger chip manufacturers that operate in the smart card market, including Atmel, STM, Infineon and Philips Semiconductors, have announced that they are developing contactless microprocessor-based smart cards. However, we know of no card planned or otherwise that has the sophistication and features of the Super Smart Card TM.

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


Employees

As of December 31, 2000, we had two employees; our Chief Executive Officer, President and Chief Finanacial Officer, Mary
A. Grace, who lives in New York City but who travels more than 95% of the time on our behalf, and our Chief Technical Officer, Tamio Saito, who lives in San Jose, California. None of our employees is a party to a collective bargaining agreement.

Risk Factors

The following risks with respect to our proposed business and financial condition should be carefully considered. These risks and uncertainties are not the only ones facing us. Other risks and uncertainties that have not been predicted or assessed by us may also adversely affect us. Some of the information in this report contains forward-looking statements that involve substantial risks and uncertainties. These statements can be identified by forward-looking words such as "may", "will," "expect," "anticipate," "believe," "intend," "estimate," and "continue" or other similar words. Statements that contain these words should be carefully read for the following reasons:

- The statements may disclose our future expectations;

- The statements may contain projections of our future earnings or our future financial condition; and

- The statements may state other "forward-looking" information.

Risks Related to Our Business

We are delinquent in filing reports with the SEC.

We are required to file annual, quarterly and special reports, and other information (the "34 Act Filings") with the Securities and Exchange Commission (the "SEC"). During 2004, we filed: (i) our Form 10-KSB Annual Report for the two fiscal years ended December 31, 2003 on March 30, 2004; (ii) Form
10-QSB Quarterly Report for the three months ended March 31, 2004 on May 17, 2004; (iii) our Form 10-QSB Quarterly Report for the three months ended March 31, 2003 on June 30, 2004;
(iv) our 10-QSB Quarterly Report for the six months ended June 30, 2004 on August 16, 2004; (v) our Form 10-KSB Annual Report for the fiscal year ended December 31, 2002 on September 8, 2004;
(vi) our 10-QSB Quarterly Report for the nine months ended September 30, 2004 on November 15, 2004; and (vii) our Form 10-KSB/A Annual Report for the fiscal year ended December 31, 2003 on December 13, 2004. During 2003, we filed: (i) our Form 10-QSB Quarterly Report for the six months ended June 30, 2003 on November 13, 2003; and (ii) our Form 10-QSB Quarterly Report for the nine months ended September 30, 2003 on December 30, 2003. Despite these filings, the SEC's Division of Enforcement continues to assert that we remain materially delinquent in the filing of the required 34 Act Filings.

The SEC commenced an Administrative Proceeding and the Administrative Law Judge Ruled against us.

As previously indicated herein under Item 1. Business, on December 12, 2002, the SEC commenced an administrative proceeding against us seeking, among other things, to interrupt public trading in our common stock. Pending a decision by the Administrative Law Judge, we agreed to utilize our best efforts to prepare and file our Annual Report on Form 10-KSB for the fiscal years ending December 31, 2002 and December 31, 2003, on or before March 30, 2004. This matter has yet to be resolved.

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

Our ultimate success or failure will depend to a large extent on the services and efforts of our two executive and operating officers, Mary A. Grace and Tamio Saito and two of the co-inventors of our BVS2 TM and Super Smart Card TM technology, Wayne Drizin and Takashi Aida. The loss of the services of any one or more of these key persons, especially during the initial stages of our operations, could disrupt our business and harm our operations. In the event of the untimely demise, unavailability or disability of any one or more of these four persons, there can be no assurance that we will be able to secure a successor of equivalent talent and experience.


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

We may be deprived of the services of a co-inventor of our Super Smart Card TM technology.

In September of 2000, the U.S. Attorney's Office in Phoenix, Arizona, charged Wayne Drizin, a co-inventor of our Super Smart Card TM technology, with six counts of wire fraud in connection with certain share transactions involving a predecessor of IVI that allegedly took place during 1995 and 1996. In October 2003, and after a trial by jury, Mr. Drizin was found not guilty of four counts in the complaint but convicted on two counts of wire fraud. Legal counsel for Mr. Drizin will file an appeal and advised us that based on his review of the government's case and the evidence presented at trial, he is confident that the conviction will be reversed. However, and in the event the conviction is not reversed, it is likely that Mr. Drizin will be barred by the SEC from serving as one of our executive officers or as one of our directors and that he may be incarcerated for some period of time. In light of the fact that Mr. Drizin has never been an executive officer or director, but has exclusively served as a consultant to us, we do not believe that an SEC imposed bar will materially and adversely affect our business model. On the other hand, any incarceration of Mr. Drizin will deprive us of his skills and advice, and may have a material adverse effect upon our proposed business during any such period of incarceration.


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

Our ability to penetrate any market, whether domestic or international, is dependent, in part, on political and economic factors that we have no control over. In addition, there are certain inherent risks in international operations which include:

- Changes in regulatory requirements and communications standards;

- Required licenses, tariffs and other trade barriers;

- Difficulties in enforcing intellectual property rights across, or having to litigate disputes in, various jurisdictions;

- Difficulties in staffing and managing international operations;

- Potentially adverse tax consequences; and

- The burden of complying with a wide variety of complex laws and treaties in various jurisdictions.

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

Our products are highly technical and deployed as part of large and complex projects. Because of the nature of our products, they can only be fully tested when fully deployed. Any defects in our products could result in:

- Harm to our reputation;

- Loss of, or delay in, revenues;

- Loss of customers and market share;

- Failure to attract new customers or achieve market acceptance for our products; and

- Unexpected expenses to remedy errors.

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

Since the bid price of our shares continues to be below $5.00, our common shares are deemed to be "penny stock for the purposes of the Exchange Act. Brokers effecting transactions in a penny stock are subject to additional customer disclosure and record keeping obligations. The additional obligations include disclosure of the risks associated with low price stocks, stock quote information and broker compensation. In addition, brokers making transactions in penny stocks are subject to additional sales practice requirements under the Exchange Act. These additional requirements include making inquiries into the suitability of penny stock investments for each customer or obtaining the prior written agreement of the customer for the penny stock purchase. Because of these additional obligations, some brokers will not effect transactions in our securities.

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

Conclusion

While to date there has not been a strong demand for smart cards domestically in the USA, this trend is changing. The federal government has numerous initiatives that require deployment of smart cards, with the Department of Defense Common Access Card being a prime example. There is a challenge for suppliers in that there is more than one standard and more than one type of smart card. In addition, there is a massive installed base of infrastructure utilizing other technologies (bar codes, magnetic stripe, etc.) that is difficult to overcome. Today's post 9/11 world, however, demands ID verification that is fast, simple, sure and secure. From terrorism to identity theft (one of the world's fastest growing crimes), society requires accurate identification of each person. We believe that at this time there is no other viable system than the Super Smart Card TM operating on the BVS2 TM platform that can make this ID verification while still protecting privacy and civil rights.

Available Information

With the filing of this report, we will have filed Annual
Reports on Form 10-KSB for the four fiscal years ended December 31, 2003, and we intend to file Form 10-KSBs on a timely basis for all subsequent years. In addition, we file quarterly reports on Form 10QSB, current reports on Form 8-K, amendments to these reports, and other information with the SEC. The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1800-SEC-0330. The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 2. DESCRIPTION OF PROPERTY

Pursuant to an Advisory and Administrative Services Agreement effective January 1, 2001, and dated May 29, 2003 (the "ABG Agreement") with Associated Business Group, Inc., a Nevada corporation controlled by and under common control of the father of the co-inventor of our Super Smart Card TM technology ("ABG"), we maintain our executive offices in the premises of ABG at 7225 Bermuda Road, Suite C, Las Vegas, Nevada 89119. We utilize approximately 350 square feet of space, have access to a copy and fax machine and telephone service. These services are provided to us at no charge. However ABG is otherwise compensated for its administrative services under the ABG Agreement. The ABG Agreement is summarized under the caption Certain Transactions and Other Relationships below. Our office facilities in Las Vegas are adequate for the purposes for which they are intended and provide sufficient capacity to accommodate our short-term needs.

ITEM 3. LEGAL PROCEEDINGS

A. On December 12, 2002, the SEC commenced an Administrative
Proceeding against us seeking, among other things, to interrupt public trading in our securities (the "Proceeding"). A discussion of the Proceeding and the rulings had thereunder, are disclosed in Item 1, Business in this Report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

On December 18, 2000, we conducted a Special Meeting of Stockholders wherein the transaction with Boppers was approved by a majority of our stockholders. Since that date, we have not conducted a meeting of its stockholders pursuant to definitive proxy materials under Regulation 14A under the Exchange Act.

On December 1, 2003, however, IVI Smart and certain other stockholders owning approximately 77% of our issued and outstanding shares adopted resolutions by consent pursuant to
Section 78.320 of the Nevada Revised Statutes in lieu of a meeting of our shareholders. The resolutions (i) re-elected a former director; (ii) elected two new directors; (iii) granted to the board the power to select independent auditors; (iv) increased the number of authorized shares of common stock from 200 million to 300 million; (v) created the 2003 Long Term Incentive Plan wherein 75 million shares are reserved for issuance; and (vi) granted 30 million options thereunder. The approved actions will become operative 20 days after the mailing to our stockholders of an Information Statement that must first be prepared and filed with the SEC. A total of 30 million five year options were granted to our Chief Executive Officer, one of the inventors of the Super Smart Card TM technology and certain employees. The options are exercisable at a price equal to 100% of the closing bid price for our common stock on December 1, 2003, or $1.00 per share.

                             PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
        STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES
        OF EQUITY SECURITIES

Market Information

Since late 1997, our common stock, our only class of trading equity securities, has been traded in the over-the-counter market on the Pink Sheets under the symbol "ESMT". The following table sets forth the range of high and low bid price information for the common stock for each fiscal quarter for the past fiscal year as reported by the Pink Sheets LLC. High and low bid quotations represent prices between dealers without adjustment for retail mark-ups, markdowns or commissions, may not necessarily represent actual transactions, and have not been adjusted for any stock dividends or splits.



                                            HIGH BID      LOW BID
                                            --------      -------
Year Ended December 31, 2000:
  Fourth Quarter                            $15.25        $7.00
  Third Quarter (commencing 9/1)             12.25         4.00
  Second Quarter                                 -            -
  First Quarter                                  -            -

Since our shares began trading in the over-the-counter market in the Pink Sheets on September 1, 2000, the prices for our shares have fluctuated widely. There may be many factors that explain these variations. We believe that such factors include (a) the demand for our common stock, (b) the number of shares of our common stock available for sale, (c) developments in the smart card industry, and (d) changes in the performance of the stock market in general, among others.

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

Holders

As of December 31, 2000, the approximate number of holders of record of shares of our common stock, $.001 par value per share, our only class of trading securities, was believed by management to be as follows:



                 Title of Class	         Number of Record Holders
        --------------------------    ---------------------------
        Common Stock, $.001 par value        110

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

Our ability to maintain what we believe to be the state-of-the-art quality of our Super Smart Card TM technology is dependent upon our on going research and development to improve our products functionality and durability and to reduce their cost of manufacture. In addition, we are constantly trying to find and develop new products that enhance the functionality of our BVS2 TM platform. This research and development is an integral part of our operating commitments for 2004 and as such, is dependent upon funds from subscribers. Accordingly, it is subject to the same risks enumerated in the preceding paragraph.

We are constantly acquiring equipment in connection with our research and development activities. In connection with the anticipated sale of one or more systems, we will need to lease additional space for an operations and testing center for certain customers, we will need to lease a liaison office near their offices as a condition of contract. We took over the research and development center space in San Jose, California in 2004.

Commencing January 1, 2004, we began the integration of the San Jose research and development center and its staff and operations into our Company. Contingent upon funding, we plan to hire between six and ten new employees. In addition, and commencing upon the first sale of one of our systems, we anticipate that: (i) we will be required to retain an additional six to ten employees to perform administrative, logistics and quality control functions; and (ii) we will need to open a local liaison office with an administrative and clerical staff of two or three persons.


Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Forward Looking Statements:

This discussion includes "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Any statements that express or discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as "expects" or "does not expect", is expected", "anticipates" or "does not anticipate", "plans", "estimates" or "intends", or stating that certain actions, events or results "may", "could", "would", "might" or "will" be taken, occur or be achieved) are not statements of historical fact and may be considered "forward looking statements". Such statements are included, among other places in this Form 10-KSB, in the sections entitled "Management's Discussion and Analysis," and "Description of Business". Forward-looking statements are based on expectations, estimates and projections at the time the statements are made that involve a number of risks and uncertainties which could cause actual results or events to differ materially from those presently anticipated. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.

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

ITEM 8-A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-KSB, Mary Grace, our principal executive officer and our principal financial officer had not carried out any evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). The implementation of disclosure controls and procedures postdated the period covered by this report, and have been reported in our Form 10-KSB Annual Reports for the fiscal years ended December 31, 2002 and December 31, 2003.

Changes in Internal Controls

None.

                           PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
        PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
        ACT

Directors and Executive Officers

The following table sets forth: (1) names and ages of all persons who presently are and who have been selected as our directors; (2) all positions and offices with us held by each such person; (3) the term or office of each person named as a director; and (4) any period during which he or she has served as such:



                    Duration
                    and Date of
	            Expiration                           Age and
	            of Present  Position & Office        Director
Name                Term        With the Company         Since
------------        ----------  ------------------------ --------
Mary A. Grace       One year	President, Chief         59
                    12/13/04    Executive Officer, Chief 3/01
                                Financial Officer and
                                Director

Tamio Saito         One year	Chief Technical          56
                    12/31/04    Officer and Director	 10/03

Terry N.Christensen One year    Director                 62
                    11/30/03                             7/01

F. Bo Zarnegin      One year    Director                 43
                    11/30/03                             3/01

David C. Williams   One year    Director                 54
                    12/31/04                             3/01

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

Terry N. Christensen has been one of our directors since July 2001. In 1969, Christensen joined the Los Angeles law firm, Wyman, Bautzer, Finell, Rothman & Kuchel, as an associate. In 1971, Christensen became a partner and during the period, 1985-1986, Christensen served as the managing partner of the firm. In 1987, Christensen left the law firm and became President of Kirk
 Kerkorian's wholly owned company, Tracinda Corporation.
Tracinda owned the majority interest in MGM/UA Communications and while Christensen was President, Tracinda entered into a number of transactions including the formation of MGM Grand Air and the planning and formation of the new MGM Grand, Inc. In May, 1988, Christensen formed the law firm, now known as Christensen,
 Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP. Starting with 14 attorneys, the firm has grown to 120 attorneys with departments in all areas normally associated with a general business practice. Christensen has been managing partner of the firm since its inception. Christensen's other activities include serving on the board of directors of four public companies, including Mr. Kerkorian, MGM Mirage, Inc. Christensen received his Bachelor of Arts Degree, with honors, from Stanford University in 1962 and his Juris Doctorate from the University of California in 1965. At USC, he served on the Law Review and graduated Order of the Coif. After law school, Christensen went on active duty in the Marine Corps. He rose to the rank of Captain and served primarily in the Judge Advocate General Corps with the Fifth Marine Division. Mr. Christensen became ineligible for re-election to our Board in December, 2003, as he failed to attend any board meetings during 2003.

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


Wayne Drizin. In December 1996, IVI, the parent of IVI Smart, our parent, entered into a five year business, marketing, technology and corporate finance consulting and advisory agreement with Emerald Sea Investments S.A., a non-affiliated corporation, that provides, among other terms, that Mr. Drizin perform various services to IVI Since that time, Mr. Drizin has served in a number of different capacities for IVI and its affiliates and subsidiaries, including but not limited to, Head of Business Development, Chief Negotiator, System Architect and Chief Representative. In addition, Mr. Drizin is the co-inventor of the Super Smart Card TM technology and the principal creator of the BVS2 TM platform and related applications. This agreement has been transferred to Mr. Drizin and extended for an additional five years and now runs through 2006. Prior thereto since 1990, Mr. Drizin has been a business consultant providing advice and relationships on a worldwide basis to diverse companies seeking technical, financial, structuring and business advice across a broad range of industries, including but not limited to telecommunications, manufacturing, power generation and finance. In 1996, Mr. Drizin was a founder of Telpac International, Ltd., then, an international telecommunications company. In 1982, Mr. Drizin was one of the founders of Welfin S.A., a Swiss based, merchant bank, specialized in the without recourse financing of exports on a global basis. Mr. Drizin served as Welfin's managing director until 1990. While with Welfin S.A., Mr. Drizin expanded its business activities from merely financing to include shipping and trading (physical commodities). By combining these three enterprises under one umbrella and operating them as an integrated business, Mr. Drizin caused Welfin S.A. to rapidly grow into a highly profitable, multinational organization that maintained offices in nine countries. In 1988, Mr. Drizin orchestrated the sale of Welfin S.A. to a Swiss-based multi-national banking group indirectly wholly owned by the Chalabi Family including Mr. Ahmed Chalabi (a prominent member of the Iraqi National Congress).

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

Takashi Aida has been employed by our affiliate, Big Bang Technologies, Inc. ("BBT"), since 2000. Prior to that since 1990, Mr. Aida was employed by a number of companies in Japan including such firms as Nikon Computer Control and Hitachi Software Development Co. Ltd. In the course of his employment with BBT, Mr. Aida was assigned to the e-Smart Technologies, Inc. project as a software designer. Mr. Aida is a co-inventor of the Company's technology, having made a number of inventions that have been incorporated into the Super Smart Card TM and the BVS2 TM platform and for which the Company has patents pending.

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

ITEM 10. EXECUTIVE COMPENSATION

Aggregate Compensation Covered

During the fiscal year ended December 31, 2000, no compensation was paid to, accrued or set aside for any of our executive officers or directors.

Summary Compensation Table

                    Summary Compensation Table

Name and                            Annual Compensation
Position                     Year   Salary   Bonuses   Other
----------------            ------ -------- --------- --------
Mary A. Grace,              2000   $    -          -        -
President, CEO,
CFO and Director

Tamio Saito, CTO,           2000        -          -        -
and Director

David Williams,             2000        -          -        -
Director

Thomas J. Volpe,            2000        -          -        -
Advisory Board
Member

Terry N. Christensen,       2000        -          -        -
Director

F. Bo Zarnegin,             2000        -          -        -
Director

Totals                      2000    $000,000       -        -


                                      Long Term Compensation
Name and                        Awards           Payments
Position               Year Stock  Option   LTIP      Other
----------------       ---- ------ -------- --------- --------
Mary A. Grace,         2000      -        -        -         -
President, CEO,
CFO and Director

Tamio Saito, CTO,      2000      -        -        -         -
and Director

David Williams,        2000      -        -        -         -
Director

Thomas J. Volpe,       2000      -        -        -         -
Advisory Board
Member

Terry N. Christensen,  2000      -        -        -         -
Director

F. Bo Zarnegin,        2000      -        -        -         -
Director

Totals                 2000      -        -        -         -


Option/SAR Grant Table

During the fiscal year ended December 31, 2000, no options or stock appreciation rights were granted to any of our officers, directors or anyone else. Messrs. Saito and Williams; and the options granted to Tamio Saito were approved by Mary Grace and David Williams.

Aggregate Option/SAR Exercises and Fiscal Year-End Option/SAR
Value Table

During the fiscal year ended December 31, 2000, no stock options or freestanding SAR's were exercised.

Long-Term Incentive Plans - Awards in Last Two Fiscal Years

None

Warrants

During the fiscal year ended December 31, 2000, we did not issue any common stock purchase warrants.

Compensation of Directors

During the fiscal year ended December 31, 2000, we did not pay any compensation or remuneration to anyone.

Employment Contracts and Termination of Employment, and Change in Control Arrangements

None.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owner

The information is furnished as of December 31, 2003, as to the number of shares of our Common Stock, $.001 par value per share, owned beneficially, or known by us to own beneficially, more than 5% of any class of such security:


Name and Address              Amount and Nature        Percentage
of Beneficial Owner           of Beneficial Owner      of Class
---------------------------  ----------------------  ------------

IVI Smart Technologies, Inc. 128,590,052               77(1)
7225 Bermuda Road, Suite C
Las Vegas, Nevada 89119

Wayne Drizin                  31,575,000(2)            19(2)
7225 Bermuda Road, Suite C
Las Vegas, Nevada 89119

Mary A. Grace                 34,150,000(3)            21(3)
117 East 57th Street, Apt 24G
New York, NY 10022

Tamio Saito                   22,500,000(4)            13(4)
1810 Old Oakland Road, #F
San Jose, California 95131

(1) Does not include options subsequently granted to management and the co-inventor of our Super Smart Card TM technology to acquire an aggregate of 85,000,000 shares of our common stock granted on February 13, 2002 and December 1, 2003. As previously indicated, an aggregate of 30,000,000 of these options will not vest or become exercisable until the 20th day after an Information Statement has been sent to stockholders.

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

Security Ownership of Management

The following information is furnished as of December 31, 2003, as to the number of shares of our Common Stock, $.001 par value per share owned beneficially by each of our executive officers and directors and by all of our executive officers and directors as a group:

Name and Address      Amount and Nature          Percentage
of Beneficial Owner   of Beneficial Ownership	 of Class
--------------------- -----------------------    --------------

Mary A. Grace
117 East 57th Street,
Apt 24G
New York, NY 10022         2,675,000(1)               1.5(2)

Tamio Saito
1810 Old Oakland
Road, #F
San Jose, CA 95131         2,500,000(3)               1.5(3)

Terry N. Christensen
10250 Constellation Blvd.
19th Floor
Los Angeles, CA 90076         -                        -

F. Bo Zarnegin
9882 S. Santa Monica Blvd.
Beverly Hills, CA 90211	   1,300,000(4)	               -

All Officers and Directors
as a Group of five persons 5,475,000                  3(2)(3)(4)

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

(4) Comprised of shares owned of record by the F. Bo Zarnegin Family Trust, of which Mr. Zarnegin serves as the Trustee. Mr. Zarnegin disclaims beneficial ownership of the shares owned by the F. Bo Zarnegin Family Trust. A person is deemed to be the beneficial owner of securities that can be acquired by such a person within 60 days from Record Date, upon exercise of options, warrants or convertible securities. Each beneficial owner' percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such a person (but not those held by any other person) and are exercisable within 60 days from that date have been exercised. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of our voting securities beneficially owned by them.

Wayne Drizin, the co-inventor of our Super Smart Card TM technology, is a consultant and not a member of our management team. Notwithstanding the foregoing, the following is information concerning Mr. Drizin's equity ownership in our
Company:


Name and Address      Amount and Nature          Percentage
of Beneficial Owner   of Beneficial Ownership	 of Class
--------------------- -----------------------    --------------

Wayne Drizin
7225 Bermuda Road,
Suite C
Las Vegas, NV 89119      150,000(1)                -(1)

(1) Does not include options to acquire an aggregate of 31,425,000 shares of our common stock granted on February 13, 2002 and December 1, 2003. As previously indicated, an aggregate of 6,925,000 of these options will not vest or become exercisable until the 20th day after an Information Statement has been sent to stockholders.

Changes in Control

As previously indicated in Item 1. of this Report, we experienced a change in control of the Registrant on December
27, 2000.

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

              Equity Compensation Plan Information

              NUMBER OF                                NUMBER OF SECURITIES
              SECURITIES TO BE                         REMAINING AVAILABLE FOR
              ISSUED UPON         WEIGHTED AVERAGE     FUTURE ISSUANCES UNDER
              EXERCISE OF         EXERCISE PRICE OF    EQUITY COMPENSATION
              OUTSTANDING         OUTSTANDING OPTIONS  PLANS (EXCLUDING
              OPTIONS, WARRANTS,  WARRANTS, AND        SECURITIES REFLECTED IN
              AND RIGHTS (b)      RIGHTS (b)           COLUMN (a) (c)

Equity
compensation
plans approved
by security
holders        85,000,000         $62                  45,000,000


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Approximately 77% of our common shares are owned by IVI Smart (the "Licensor") which is the sole owner of all of the Super Smart Card TM technology licensed to us in November 2000 for a 20 year term for commercialization throughout Asia and the United States. Mary A. Grace, our President, Chief Executive Officer and Chief Financial Officer, is a director, executive officer and principal stockholder of IVI. Tamio Saito, our Chief Technology Officer, is also an executive officer and principal stockholder of IVI.

The biometric fingerprint sensor incorporated in the Super Smart Card TM was developed by BioSensor LLC, a Hawaiian limited liability company ("BioSensor"), pursuant to a Confidential Technology Assignment and License Agreement dated as of May 1, 2003, with the Licensor (the "License Agreement"). Pursuant to the License Agreement, IVI Smart granted to BioSensor the exclusive right to utilize certain of IVI Smart's patent pending biometric fingerprint sensor technology to develop into a commercial sensor; and BioSensor granted to IVI Smart the exclusive rights to any sensor developed, produced and manufactured by BioSensor. In consideration for the licenses, IVI Smart agrees to pay a royalty to BioSensor equal to $.35 for each Super Smart Card TM sold or distributed by IVI Smart; and BioSensor issued 50,000,000 Common Units to IVI Smart. No other Common Units were issued by Biosensor. Accordingly, Biosensor is a wholly owned subsidiary of IVI Smart and an affiliate of ours.

Wayne Drizin, the co-inventor of our Super Smart Card TM technology and of our BVS2 TM platform and associated applications, has been serving as a consultant to us since our inception. In lieu of salary and other remuneration, we have agreed to issue options to Mr. Drizin to purchase an aggregate of 31,425,000 shares of our common stock. On February 13, 2002, 31,425,000 options were granted at $.41 per share; and 6,925,000 were granted on December 1, 2003 at $1.00 per share. None of the options granted in 2003 will vest or become exercisable until the 20th day after we file an Information Statement with the SEC, complies with any and all comments raised by the SEC, and mails the Information Statement to our stockholders. Accordingly, there can be no assurance that any of the 2003 options will ever become exercisable.

Pursuant to a Research and Development Services Agreement effective January 1, 2001, and dated May 29, 2003 (the "BBT Agreement"), the Company engaged Big Bang Technologies, Inc., a California corporation controlled by and under common control of Tamio Saito, a co-inventor of the Super Smart Card TM technology and the BVS2 TM platform ("BBT"), as our research and development co-coordinator, administrator and personnel provider. BBT was also engaged to provide us with state of the art software development, testing, laboratory and other services related to our smart card technology, and the services of Tamio Saito as our Chief Technology Officer.

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

Pursuant to an Advisory and Administrative Services Agreement effective January 1, 2001, and dated May 29, 2003 (the "ABG Agreement"), we engaged Associated Business Group, Inc., a
Nevada corporation controlled by the father of Wayne Drizin, a co-inventor of our Super Smart Card TM technology and the BVS2 TM platform ("ABG"), as the principal administrative services provider for us. Pursuant to the ABG Agreement, we engaged ABG to administer the receipt of investor's funds, to pay expenses and to perform other necessary and related administrative services. ABG also agreed to utilize its best efforts to and has covered temporary shortfalls in our cash receipts.

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

On December 1, 2003, IVI and certain other holders comprising approximately 77% of our issued and outstanding shares adopted resolutions by consent pursuant to Section 78.320 of the Nevada Revised Statutes in lieu of a meeting of our shareholders. The resolutions (i) re-elected a former director; (ii) elected two new directors; (iii) granted to the board the power to select independent auditors; (iv) increased the number of authorized shares of common stock from 200 million to 300 million; (v) created the 2003 Long Term Incentive Plan wherein 75 million shares are reserved for issuance; and (vi) granted 30 million options thereunder. The approved actions will become operative 20 days after the mailing to our stockholders of an Information Statement that must first be prepared and filed with the SEC. A total of 30 million five year options were granted to our Chief Executive Officer, one of the inventors of the Super Smart
Card TM technology and certain employees. The options are exercisable at a price equal to 100% of the closing bid price for our common stock on December 1, 2003, or $1.00 per share.

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

10(l) Mutual Cooperation Agreement, dated February 25, 2004, by and between Daewoo International Corporation and e-Smart
      Korea, Inc.

31.1  Certifications Pursuant to Section 302 of the Sarbanes-
      Oxley Act of 2002.

32.1  Certification Pursuant to Section 906 of the Sarbanes-
      Oxley Act of 2002.

99.1  Financial Statements.

Reports on Form 8-K

During the last quarter of the fiscal year ended December 31, 2000, we did not file any reports on Form 8-K.

ITEM 14. PRINCIPLE ACCOUNTANT FEES AND SERVICES

Audit Fees

We did not pay any fees to any accountant during the fiscal year ended December 31, 2000.

Audit-Related Fees

None.

Tax Fees

None.

All Other Fees

None.

                            SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.

Dated: December 13, 2004

e-Smart Technologies, Inc.

By:  /s/ Mary A. Grace
Mary A. Grace, President,
Chief Executive Officer, and
Chief Financial Officer

Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:  /s/ Mary A. Grace
Mary A. Grace, Director

Dated: December   , 2004

By:  /s/ Tamio Saito
Tamio Saito, Director

Dated: December   , 2004


By:  /s/ David C. Williams
David C. Williams, Director

Dated:  December   , 2004

                         EXHIBIT 31.1

                  E-SMART TECHNOLOGIES, INC.

            CERTIFICATIONS PURSUANT TO SECTION 302
               OF THE SARBANES-OXLEY ACT OF 2002

I, Mary A. Grace, the Registrant's Chief Executive and Chief
Financial Officer, certify that:

1. I have reviewed this Annual Report of e-Smart Technologies, Inc. on Form 10-KSB for the fiscal year ended December 31, 2000;

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

Date: December   , 2004


/s/ Mary A. Grace
Chief Executive Officer
and Chief Financial Officer

                         EXHIBIT 32.1

                   E-SMART TECHNOLOGIES, INC.

             CERTIFICATION PURSUANT TO SECTION 906
               OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of e-Smart Technologies, Inc. on Form 10-KSB for the fiscal year ended December 31, 2000, as
filed with the Securities and Exchange Commission on December   ,
2004 (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C.
section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of e-Smart Technologies, Inc.

Date: December   , 2004


/s/ Mary A. Grace
Chief Executive Officer
and Chief Financial Officer

                        Exhibit 99.1

                 e-Smart Technologies, Inc.
                (A Development Stage Company)

                     Financial Statements

                      December 31, 2000

ITEM 7. FINANCIAL STATEMENTS
                                                       Page

Financial Statements
                Balance Sheet		                39
                Statements of Operations		40
                Statements of Cash Flows		41
                Statement of Shareholders' Equity	42
                Notes to the Financial Statements	43
                         e-SMART TECHNOLOGIES, INC.
                       (A Development Stage Company)
                               BALANCE SHEET
                                [Unaudited]

                                                           December 31,
                                                               2000

Assets
Current assets -
    Cash                                                   $       632
                                                           -----------
       Total current assets                                        632

Super Smart License, at cost                                    58,600
                                                           -----------
       Total assets                                        $    59,232
                                                           -----------
Liabilities and Shareholders' Equity

Current liabilities -                                      $        --
                                                           -----------
Total current liabilities                                           --
                                                           -----------
Shareholders' Equity -
    Common Stock, par value $.001 per share,
    300,000,000 authorized, 59,101,000 and
    59,101,000 issued and outstanding,
    respectively                                                59,101
    Additional paid in capital                                   3,075
    Deficit accumulated during the development stage   (2,944)   (2,944)
                                                           -----------
      Total shareholders' equity                                59,232
                                                           -----------
      Total liabilities and shareholders' equity           $    59,232
                                                           ===========
See notes to condensed financial statements.

                         e-SMART TECHNOLOGIES, INC.
                        (A Development Stage Company)
                          STATEMENTS OF OPERATIONS
                               [Unaudited]



		                                                 July 15, 1997
                                                                 (Inception of
                                                                 Development
		                                                 Stage to
		                                                 December 31,
                                                      2000           2002
                                                   -----------   -----------

Revenue                                            $        --   $        --
                                                   -----------   -----------
Expenses:
  Research and development                                  --            --
  Selling, general and administrative                    2,944         2,944
                                                   -----------   -----------
    Total operating expenses                             2,944         2,944
                                                   -----------   -----------
Loss before provision for taxes                         (2,944)       (2,944)
Provision for taxes                                          -             -
                                                   -----------   -----------
Net Loss                                           $    (2,944)  $    (2,944)
                                                   ===========   ===========

Loss Per Share -
    basic and fully-diluted                        $     (0.00)  $     (0.00)
                                                   ===========   ===========
Weighted Average Number of
    Common Shares Outstanding                       59,101,000    59,101,000
                                                   ===========   ===========
See notes to condensed financial statements
                          e-SMART TECHNOLOGIES, INC.
                          (A Development Stage Company)
                      CONDENSED STATEMENTS OF CASH FLOWS
                                 [Unaudited]

		                                                 July 15, 1997
                                                                 (Inception of
                                                                 Development
		                                                 Stage to
		                                                 December 31,
                                                      2000           2002
                                                   -----------   -----------
Cash flows of operating activities
    Net loss                                       $    (2,944)  $    (2,944)
    Adjustments to reconcile net loss to net
      cash used by operations:
        Amortization expense                                --            --
                                                   -----------   -----------
         Net cash used by operating activities          (2,944)       (2,944)
                                                   -----------   -----------
Cash Flows From Investing Activities
  Smart Card License Acquired                          (58,600)      (58,600)
                                                   -----------   -----------
Net Cash Used In Investing Activities                  (58,600)      (58,600)
                                                   -----------   -----------
Cash flows of financing activities
  Issuance of common shares for license                 58,600        58,600
                                                   -----------   -----------
Net cash provided by financing activities               58,600        58,600
                                                   -----------   -----------
Net (decrease) in cash                                  (2,944)       (2,944)
Cash at beginning of period                              3,576         3,576
                                                   -----------   -----------
Cash at end of period                              $       632   $       632
                                                   ===========   ===========

See notes to condensed financial statements.

                          e-SMART TECHNOLOGIES, INC.
                        (A Development Stage Company)
                       STATEMENT OF SHAREHOLDERS'  EQUITY
                                [Unaudited]




                                                  Additional Retained
                             Common Stock         Paid-in    Earnings
                             Shares     Amount	  Capital   (Deficit)	Total

Balance, July 15, 1997
(Inception of Development
Period)                       501,000  $     501  $  3,075  $    --   $  3,576

Issuance of shares for
licensed technology        58,600,000  $  58,600  $     --  $    --   $ 58,600

Net income (loss)                  --         --        --   (2,944)	(2,944)
                           ---------------------------------------------------
Balance, December 31, 2000 59,101,000  $  59,101  $  3,075  $(2,944)  $ 59,232
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

Research and Development Costs. Research and development costs will be charged to operations as incurred. At December 31, 2000, such costs amounted to $-0-.

License Costs. The Company licenses the Smart Card technology. The technology was purchased for an aggregate of 128,600,000 common shares of the Company valued at $0.001 per share or $128,600 as the total agreed upon consideration. The cost of the license is being amortized over its twenty year term on a straight line basis commencing in 2001.

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

The Company has licensed the exclusive manufacturing and marketing rights to certain Smart Card technology from IVI Smart Technologies, Inc. The licensed territory includes North
America and the Pacific Rim for a period of 20 years. The aggregate acquisition cost of the licensed territory, 128,600,000 common shares at $.001 par value, paid 58,600,000 shares in 2000 and 70,000,000 shares in 2001, will be amortized over the term of the agreement commencing in 2001.

Amortization expense for the year ended 2000 was $-0-. For each year of the next five years, amortization expense is estimated to be $6,430 per annum.

4. INCOME TAXES

The Company's total deferred tax asset and valuation allowance are as follows at December 31, 2000:

                                                    July 15, 1997
                                                    (Inception of
                                                    Development
                                                    Stage) to
                                                    December 31,
                                      2000          2000
                                      ---------------------------


Total deferred tax asset, current     $    500	    $         500
Less valuation allowance:   	          (500)	             (500)
                                       -------            -------
Net deferred tax assets, current      $     --	    $          --
                                       =======            =======

The differences between income tax benefits in the financial statements and the tax benefit computed at the U.S. Federal statutory rate of 34% at December 31, 2002 are as follows:

                                          2002               2001
Tax benefit	                           34%	              34%
Surtax exemption	                  (17)               (17)
Valuation allowance                       (17)               (17)
                                        ------             ------
Effective tax rate                        -0-%               -0-%
                                        ======             ======

At December 31, 2000, the Company has available $2,944 of net operating losses to carry forward which may be used to reduce future federal taxable income and expire December 31, 2018.

5. COMMON STOCK

At December 31, 2000, of the Company's 300,000,000 authorized shares, $.001 par value, there were 59,101,000 shares issued and outstanding. No options, option plans, or warrants to purchase any shares were issued or outstanding.

6. DEPENDENCE UPON CONTROL PERSONS

In connection with its acquisition of its Smart Card Technology License and its subsequent expansion, the Registrant issued IVI Smart Technologies, Inc. ("IVI") 58,600,000 common shares in
2000 and another 70,000,000 shares in 2001. At December 31, 2000, IVI owns 99% of the Registrant's outstanding common shares. Accordingly, IVI and its majority owner, Intermarket Ventures, Inc., are in a position to affect materially the Registrant's efforts in commercialization the licensed technology, and in the accessing the capital related thereto, assuming the Company's mission is ultimately successful.

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

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