Form 10KSB
period 2004-12-31
E-SMART TECHNOLOGIES INC
filed 2005-05-09
CIK 1112999

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT 1934:

For the Fiscal Year Ended December 31, 2004

Commission File Number: 0-30717

E-SMART TECHNOLOGIES, INC.

(Name of Small Business Issuer in its Charter)

Nevada	88-0409261
(State of Incorporation)	(I.R.S. Employer Identification No.)

222 Grace Church Street, Suite 300, Port Chester, NY 10573

(Address of Principal executive Office, including Zip Code)

(914) 939-5081

(Issuer’s Telephone Number)

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, $.001 PAR VALUE

(Title of Class)

Check whether Issues: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Issuer’s revenues for the two years ended December 31, 2004: $ -0-

The aggregate market value of Common Stock held by non-affiliates at March 31, 2005 was $36,951,558.

Shares of Common Stock, $.001 par value per share, outstanding at March 31, 2005: 173,535,944 shares

DOCUMENTS INCORPORATED BY REFERENCE:

No documents are incorporated by reference into this Annual Report.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

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

We were organized under the laws of the State of Nevada on July 15, 1997, we have limited operations, and, in accordance with SFAS#7, we are considered a development stage company. Our administrative offices are located at 222 Grace Church Street, Suite 300, Port Chester, NY 10573 Our registered agent in the State of Nevada is The Corporation Service Company and our transfer agent is Holladay Stock Transfer Company of Scottsdale, Arizona. Our common stock trades in the over-the-counter market under the symbol ESMT. Our telephone number is (914) 939-5081.

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

Prior to the consummation of the transactions contemplated by the Merger Agreement, Boppers had 200,000,000 authorized shares of Common Stock, par value $.001 per share (the “Boppers Common Stock”), 20,000,000 authorized shares of Preferred Stock, par value $.001 per share and 3,501,000 issued and outstanding shares of Boppers Common Stock. Pursuant to the Merger Agreement, Boppers: (i) issued 58,600,000 shares of Boppers Common Stock to IVI in exchange for 58,600,000 shares of e-Smart System’s common stock, par value $.001 per share, owned of record by IVI; and (ii) converted warrants to purchase an aggregate of 2,900,000 shares of e- Smart

System’s common stock at $10.00 per share into warrants to purchase an aggregate of 2,900,000 shares Boppers’ Common Stock at $10.00 per share (the “Warrants”). The foregoing caused a change in the control of Boppers.

On November 27, 2000, Bopper’s management resigned and the Registrant’s present management took control. The Company’s name was changed from Boppers Holdings, Inc. to e-Smart Technologies, Inc., effective as of December 22, 2000.

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

Recent Developments

During the first quarter of fiscal 2004, and through e-Smart Korea, Inc., our wholly owned Korean subsidiary, we entered into two material agreements that we believe will lay the groundwork for our transition to operating status. On February 25, 2004, we signed a “Mutual Cooperation Agreement” with Daewoo International (“Daewoo”), a multinational trading company, manufacturer and infrastructure builder-provider (the “Daewoo Agreement”). On February 27, 2004, we entered into a “Master Teaming Agreement” (the “Samsung Agreement”) with Samsung SDS (“Samsung”), a leading global IT solutions provider in Korea with annual revenue of in excess of US $1.43 billion. In addition, the Company directly entered into another material agreement that is designed to pave the way towards re-commencing operations in China. In this regard, and on February 27, 2004, we entered into a Cooperation Agreement with a Chinese corporation principally owned by entities controlled by the People’s Republic of China (the “PRC”) Ministry of Information Industry (the “China Agreement”). On April 4, 2004, we signed an agreement with the Ministry of Transportation and Communication and the Republic of Kyrgyzstan’s Supervisory Institute for e-Government (the Kyrgyzstan Agreement”). On August 13, 2004, and pursuant to the Daewoo Agreement, we signed an agreement in Uzbekistan with the Ministry of Economy of the Republic of Uzbekistan, Uzbekistan Uzbekprom Association and the Bank Association of the Republic of Uzbekistan (the “Uzbekistan Agreement”). On November 8, 2004, we signed an agreement in Indonesia with P.T. Primrose Gantari Indonesia (the “Indonesia Agreement”). On December 3, 2004, and pursuant to the Samsung Agreement, we entered into two project agreements, the Samsung Student Card Project Agreement with Samsung SDS Co., LTD., and Kobile Inc. (the “Student Card Agreement”), and the Samsung Mybi Agreement with Mybi Co, Ltd., the leading micro-payment card company in Korea, with approximately 20 million customers (the Mybi Agreement”). The following is a brief summary of the foregoing agreements:

A. The Daewoo Agreement. In furtherance of our business plan, we have engaged and partnered with Daewoo with a view towards undertaking projects in Uzbekistan and in over 20 other countries. Pursuant to the terms of the Daewoo Agreement, the parties have agreed to work together to identify projects on an international basis within listed countries that capitalize both on the unique biometric and other systems developed by us and on Daewoo’s strengths within those countries. Prior to the date of the Daewoo Agreement, Daewoo chose our Super Smart Card™ and BVS2™ to gain an edge over competitors in the national ID market. Upon jointly agreeing to pursue a potential project, a project-specific agreement will be entered into on terms to be negotiated on a case by case basis.

B. The Samsung Agreement. Samsung is a leading contender in the domestic Korean market for the development and implementation of a National ID Card and other large scale public ID card systems. We believe that Samsung, like Daewoo, selected our biometric systems, because when configured for a privacy protected, multi-application, National ID Card, our systems provide a powerful tool for identity verification that is useful for security purposes, an exceptional ability to prevent ID theft crimes and a unique ability to protect the privacy and civil rights of each cardholder. Under the terms of the Samsung Agreement, the parties have agreed to work together to identify domestic Korean projects as well as certain international projects that capitalize on the unique features of our technologies and upon Samsung’s status and implementation abilities. Upon jointly agreeing to pursue a potential project, a project-specific agreement will be entered into on terms to be negotiated on a case by case basis. To date, the parties have identified three potential projects and discussions are underway in connection therewith. Despite the clear need to protect the Korean public from identity theft and other ID related crimes, however, the notion of a national ID card with a biometric system has stirred controversy regarding privacy related issues amongst both legislators and privacy groups. These fears, coupled with the failure of other biometric systems tested in the Korean public arena, have prevented the current introduction of a biometric National ID Card in Korea.

C. The China Agreement. We signed a co-operation agreement and agreed to form a joint venture company in the PRC with two PRC companies. One, Guo Xin Well-tel Technology Co., Ltd., is primarily owned and controlled by an entity of the Ministry of Information Industry (the “Ministry”); and the other is primarily owned and controlled by PRC persons involved in media and public relations in the PRC. We will be a fifty (50%) percent shareholder of this joint venture (the maximum allowed by China law for this type of venture) and the two PRC companies will own thirty (30%) percent and twenty (20%), respectively. The Ministry was created March 1998 by merging the former Ministry of Post and Telecommunications, which oversaw network standards and access, and the Ministry of Electronics and Information, which oversaw computers and software (and by divesting the resulting ministry of responsibility for postal administration and the telecom trunk line network). The Ministry is now described as “a super-agency overseeing telecommunications, multimedia, broadcasting, satellites, and the Internet.” The parties to this Agreement have agreed to work together and to cooperate in doing everything necessary to create the joint venture and to obtain a business license that will allow the joint venture to effectuate our business plan of mass distribution of the Super Smart Card™ and the operation of the BVS2™ throughout the PRC. Commencing March 1, 2004, Guo Xin Well-tel Technology Co., Ltd. agreed to provide office space to the joint venture within their offices at the MII and to provide all required local liaison services necessary to obtain the required permit necessary to do business in the PRC. We agreed to pay a non-accountable expense allowance of US$10,000 per month commencing March 1, 2004, in exchange for the above mentioned facilities and services. Upon its formation, the joint venture will repay all formation expenses to us. After formation, we are also responsible for providing twenty-five million (25,000,000) Chinese Yuan (approximately US$3,000,000) capital to the joint venture company in various tranches over a period of two years commencing with a payment of fifteen (15%) percent of this total within three months after the date of formation of the joint venture with all required permits and licenses having been issued.

D. The Kyrgyzstan Agreement. We have signed an agreement with the Ministry of Transportation and Communication and the Republic of Kyrgzystan’s Supervisory Institute for Government. Pursuant to the agreement, and following our securing of the requisite funding against guarantees to be provided by the country, e-Smart shall provide a nationwide implementation of a turnkey BVS2™ platform and required Super Smart Cards™ together with any other hardware and software necessary to implement the product. The agreement provides that we shall operate and control the payment gateway, implement a National ID system, provide an e-Passport/e-visa system, provide government employee ID cards, provide an AFC (automatic fare collection) system for public transportation, government among other projects, as well as to install and implement the nationwide infrastructure over which all of these projects will operate. The World Bank has agreed to partially fund certain aspects of this overall project.

Since signing this agreement political unrest has forced a change of government and clear new leadership is just being established. Public statements made during April 2005 by this new leadership have stressed that all agreements with the government and foreign obligations of all kinds were to be kept and honored without exception. Their can be no assurance that this is the case. The Company is monitoring the situation as of the date this report is being made but no clear conclusions can yet be drawn.

E. The Uzbekistan Agreement. Together with Daewoo, we entered into an agreement with the Republic of Uzbekistan with the goal of introducing the BVS2™ system and Super Smart Card™ into Uzbekistan. Pursuant to the agreement we agreed: (i) to secure the requisite funding in order to commence and complete the project against provision of satisfactory guarantees to be provided by the country; (ii) to expand and secure our servicing system within the Uzbekistan banking sector; and (iii) to improve the information exchange process between the Uzbekistan government and social institutions and commercial companies through the use of our multifunction BVS2™ and Super Smart Card™ system. The Uzbekistan Agreement provides for the payment of transaction/usage fees to us and the division of recurring revenues among us, Daewoo International and the Republic of Uzbekistan.

F. The Indonesia Agreement. We have signed a co-operation agreement with P.T. Primrose Gantri Indonesia, a local company with an extensive network of business and banking relationships in Indonesia (“Primrose”). The management of Primrose is composed of top management from the now disbanded Indonesia Bank Restructuring Agency. This agency successfully restructured numerous Indonesian banks and sold assets for the Indonesian government with the effect of stabilizing and stimulating the Indonesian economy. The agreement provides that the parties will promote and market our BVS2™ system and Super Smart Card™ Payment System to the top ten Indonesian banks and other large corporations in Indonesia. As a result of this agreement, the Company is in serious discussions with a premier bank in Indonesia.

G. The Student Card Agreement. This agreement, which requires us to secure the requisite funding against various project guarantees (e.g., deposits to be paid for the cards, security bonds for installed equipment, etc.) and sets forth certain binding obligations for the collaboration on a nationwide School and Educational Institution Management Project in the Republic of Korea. The purpose of the agreement is to deploy our BVS2™ platform and requisite Super Smart Cards™ together with other related BVS2™ based technologies and equipment necessary to digitize and provide certain biometric verification and payment services to all participating schools, educational institutions and their related facilities located in the Republic of Korea on a turn key basis. In anticipation of a roll out, contracts with 500 institutions have already been signed and an additional 500 institution agreements are in the process of being finalized. The contracts with participating institutions provide that and that transaction fees will be charged and that these fees together with recurring revenues shall be shared among the parties, with 60% being paid to us.

H. The Mybi Agreement. Mybi Co. Ltd., is the largest Korean based micro-payment processor and automatic fare collection company in the country. In order to grow, Mybi’s management concluded that it was necessary to supplement its micro-payment business with a full-service payment offering. In order to prevent the fraud that plagues other systems, Mybi concluded that the technology offered by e-Smart was the best in the world for such purpose. The Company believes that working with Mybi gives the Company an immediate large active customer base. The purpose of the agreement, therefore, is to deploy a Mybi Card built on our Super Smart Card™ and to deploy our BVS2™ platform and other technologies in conjunction with Mybi’s existing infrastructure so as to create a “hardened” payment system with no “down-time” during the enhancement. The agreement further provides that transaction fees shall be charged for services and shared by the parties per the agreement. Samsung is also a partner in this Agreement and has arranged for multiple hospitals to use the system for payment and other consumer services. Finally, the agreement also provides that the Company shall arrange the requisite funding against the transaction fees to be earned based upon historical card usage patterns and other guarantees to be provided by Mybi and its shareholders.

Products

The Company, IVI Smart and our subsidiaries and affiliates are all principally engaged in the business of creating, marketing, manufacturing, installing, operating and maintaining proprietary systems that are designed to positively authenticate each and every end user of any networked or local access system while protecting at all times all information residing on or transported by the system. These products are designed to provide assurance that the user is the person that he or she claims to be and whether or not he or she has the credential to access the premises or information being sought. As stated, our business is providing and operating systems. We intend to earn income primarily from transaction fees and/or other service based fees connected to the use of our systems once installed. We do not intend to either manufacture or install systems on our own, rather, we intend to outsource manufacturing of our Super Smart Card™, Super Smart Readers and proprietary components under OEM agreements; and to outsource installation to select “partners” that are major systems integrators in each country of installation. Prior to the sale of a system, our business activities are strictly limited to marketing, research and development, and customer customization. After a sale is made, we supervise the manufacture and installation of the system and, once deployed, operate the system on behalf of the purchaser. By outsourcing all other activities, we hope to keep our cost of operations down and minimize the complexity of our business.

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

All BVS2™ transactions (financial, data or otherwise) are routed through, logged, indexed and sorted by the BVS2’s™ “Universal Gateway” subsystem. This subsystem is empowered by a secure group of networked servers that can access an almost unlimited number of diverse and legacy database systems and protocols via the Universal Gateway’s exceptional data translation system, the “Automated Protocol Manager” (“APM”). If the BVS2™ is tasked to make an inquiry of the normally incompatible database systems of multiple domestic and foreign agencies; the BVS2™ can complete the inquiry quickly and efficiently, without human intervention, automatically combining normally irreconcilable data into one single language report. The BVS2’s instant data-field manager allows any authorized user to instantly change information requests. With the addition of an optional analysis module, the BVS2’s™ proprietary algorithms can analyze data customized to user requirements. In short, the BVS2™ is an easy to use, yet extremely powerful system built to provide security to entire nations. At the same time and without unnecessary hampering the work and needs of government officials, we believe that the BVS2™ offers the maximum in privacy protection to individuals. Some Key Components and Subsystems Comprising the BVS2™ are described below.

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

•	Stolen fingerprints of no use. Unlike other systems where a stolen fingerprint can mean a stolen identity, use of biometric information alone without one’s own Super Smart Card™ is of no use with the BVS2™. Each person’s biometric information is inextricably entwined with certain other information unique to that user. Unless the biometric presented contains the additional unique information just mentioned (i.e., one’s own Super Smart Card™), not even the true owner of the biometric information will be granted access without the intervention of at least one, if not two high level, human, operations supervisors’/officers’ intervention, to establish the identity of the person concerned; and

•	One Card System – Multiple Government Applications – Total Security –Saves Taxpayer Money. The Super Smart Card™ allows multiple secure applications to co-exist and operate on the same card. Because of the versatility of the BVS2™ and Super Smart Card™, one card and one system can be used by every federal agency, saving the cost of having a multitude of systems and infrastructure to support each. In addition, because of the many services that the Super Smart Card™ can securely perform, there are many opportunities to defray costs by using one multi-purpose card and one multi-purpose network system and charging separate application fees for each application. In addition, we believe that since there is broad compatibility with many of the readers already in use, our system will, upon installation, save time and money for certain uses.

•	More information Regarding Our Fingerprint Sensor. A key component of each Super Smart Card™ is the BioSensor Fingerprint Sensor. Each Super Smart Card™ contains one of these tiny (.33 mm thin), low power consumption sensors that is durable enough to be embedded in a smart card and yet not effected by static electricity, the elements or the condition (wet, dry, hot, cold) of the user’s skin. Imaging is in 3D and based on micro-pressure variations across the sensor surface caused by the ridges and valleys existing in one’s fingerprint. Users of the Super Smart Card™ with our built in sensor do not have to be concerned about leaving their fingerprint(s) on some reader that is fixed on a wall or sitting on a desk for someone to steal. The cardholder is always in control of his or her own fingerprint(s). The biometric fingerprint sensor incorporated in the Super Smart Card™ was developed by BioSensor LLC, a Hawaiian limited liability company (“BioSensor”) and wholly owned subsidiary of IVI Smart, utilizing base intellectual property developed by IVI Smart but productized by BioSensor.

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

Expand Domestic Market Presence. We are directly and through our Homeland Defense, Inc., affiliate actively engaged in marketing efforts to various agencies of the

U.S. federal government. We have especially targeted various agencies within the Department of Homeland Security, including but not limited to the Bureau of Immigration and Customs Enforcement and the Transportation Security Administration. We intend to step up our marketing efforts to these and other agencies both on a direct basis and on a partnering basis with major U.S. domestic systems integrators in line with these agencies’ current policy of awarding virtually all major contracts to a handful of well known integrators, such as, Accenture, EDS, SAIC, Titan and the like.

Expand Global Market Presence. Currently, we market our products in Asia from our marketing subsidiary in Seoul, Korea and through strategic partnering agreements with two global IT companies and a Chinese state-owned company for domestic sales in the People’s Republic of China. We intend to use these entities to strengthen our presence in existing markets, penetrate new markets, provide local customer service and technical support, and adapt our products to our local customers’ specific needs.

Generate Recurring Revenues. We rejected a business model that called for one-time payments for our products and technologies. Other companies that have followed the one-time payment model in the smart card business, such as Gemplus and Oberthur, have not fared well financially through business cycles during the low end of business cycles. Instead, our business plan is to sell entire systems, including our Super Smart Cards™, only on a turn key basis in a manner that permits us to operate the system and collect transaction fees and service fees for an extended period of time. Our business plan is also to focus on large scale governmental clients that will cause wide use of our Super Smart Card™ and BVS2™ system and related technologies, in the event of a sale and in such circumstances would maximize our potential transaction fee base.

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

Marketing and Distribution

We intend to enhance our position in the design and development of Super Smart Card™ and BVS2™ based products and related technologies by developing new applications for our technology. We also intend to enter new markets, either alone or through strategic relationships. In so doing, we aim to create additional potential sources of revenues from transaction fees and additional potential sources for revenue from customer support.

We intend to market our technologically advanced products directly, through our Homeland Defense, Inc. affiliate, and through e-Smart Korea, Inc., our Korean subsidiary, as well as indirectly through a global network of strategic relationships with major systems integrators and others. Our sales and marketing efforts will be directed from our offices in Seoul, Korea, Beijing, China, Las Vegas, Nevada, and San Jose, California.

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

Competition

Based on our own extensive research, we believe that, at least as of the date hereof, that there is no product that can directly compete with the Super Smart Card™ and the BVS2™ platform. On the other hand, there are numerous products and competitors in the smart card and smart card operating system arena. We must, therefore, anticipate competition in sales of our products, systems and technologies from other providers of microprocessor-based smart card technologies. We expect competition to intensify as, and if, we become successful in our deployment plans and our competitors commit greater resources to the development of biometrically empowered contactless microprocessor-based smart cards. Some of the larger chip manufacturers that operate in the smart card market, including Atmel, STM, Infineon and Philips Semiconductors, have announced that they are developing contactless microprocessor-based smart cards. However, we know of no card planned or otherwise that has the sophistication and features of the Super Smart Card™.

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

Employees

As of December 31, 2004, we had approximately six employees in San Jose, California, a staff of ten in our main Asian marketing office in Seoul, Korea, four in Beijing, China, and two consultants, headquartered in Singapore. Our Chief Executive Officer, President and Chief Financial Officer, Mary A. Grace, lives in New York City but travels more than 95% of the time on our behalf, and our Chief Technical Officer, Tamio Saito, lives in San Jose, California. None of our employees is a party to a collective bargaining agreement.

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

Risks Related to Our Business

Until recently, we were delinquent in filing reports with the SEC.

Although we are required to file annual, quarterly and special reports, and other information with the Securities and Exchange Commission (the “SEC”), until January 10, 2005, we were materially delinquent in our filing of these required reports. Accordingly, and during the period October 10, 2000 through January 10, 2005, there were periods during which there was limited public information on which to base an informed investment decision concerning our securities.

The SEC commenced an Administrative Proceeding against us .

On February 3, 2005, Administrative Law Judge, Lillian A. McEwen (the “ALJ”) published her Initial Decision on Remand (the “Remand Decision”) in an Administrative Proceeding originally commenced by the Securities and Exchange Commission (the “SEC”) against us on December 12, 2003 (the “Proceeding”). In the Remand Decision, the ALJ denied the SEC’s Division of Enforcement’s (the “Division”) request for the imposition of sanctions against us, and gave both sides 21 days to appeal her decision. The Division’s time to appeal expired on February 24, 20005. Accordingly the Remand Decision became final. Details concerning the Proceeding are set forth herein under Item 3, Legal Proceedings.

We have no history of revenue from operations and we have only minimal assets.

As of the date of this report, we have yet to generate any revenue from operations. Our assets are comprised of the contracts we have signed and our licenses of the smart card intellectual property from IVI Smart. In all likelihood, we will continue to incur pre-operating expenses without corresponding revenues for some time in the foreseeable future. This may result in our continuing to incur a net operating loss which will increase continuously until we can generate cash flow from operations. There can be no assurance that we will be successful in developing our proposed operations or that we will ever become profitable.

We are undercapitalized and may be unable to continue our business unless we raise additional money.

We have limited working capital and until delivery on our first three contracts for our system and smart cards, we will continue to be dependent upon proceeds derived from private securities offerings for funds for the continuation of our proposed transaction business. We will need to obtain additional financing in order to implement all the material aspects of our business plan. There can be no assurance that additional financing will be available to us on acceptable terms, if at all. If we continue to raise funds by issuing additional equity securities, further dilution to existing equity holders will necessarily result. Accordingly, we are subject to all of the risks inherent in starting a new business enterprise including the potential loss of all monies invested and never realizing any revenue generating operations.

We may not be able to operate successfully if we are unable to hire qualified additional personnel.

Our success may largely be dependent on the personal efforts and abilities of our management and our ability to attract and retain qualified key personnel in the future. Except for Tamio Saito, our Chief Technical Officer and member of our Board of Directors, none of our management team has ever operated a smart card business or has any experience with the manufacture and marketing of smart card products. In addition to performing their regular duties, our management must spend a significant amount of time devising strategies to execute our business model.

We are presently highly dependent upon four people.

Our ultimate success or failure will depend to a large extent on the services and efforts of our two executive and operating officers, Mary A. Grace and Tamio Saito, as well as the co-inventor of our BVS2™ and Super Smart Card™ technology, Wayne Drizin, and the Managing Director of e-Smart Korea, Richard In Kun Kim. The loss of the services of any one or more of these key persons, especially during the period prior to the design, complete installation and successful operation of our first biometric card and BVS2™ based products and related technologies system will have a material adverse effect on the continued economic viability of our company. Since we believe that Messrs. Saito and Drizin are the individuals best able to continue to refine, to present and to customize the use of our system and oversee its installation, and that Ms. Grace and Mr. Kim are essential managers, the untimely demise, unavailability or disability of one or more of these four persons, would leave us without the ability to pursue, procure and fulfill contracting opportunities or possibly even to continue our business.

We have no Key Man Insurance.

Presently, we do not maintain or carry any key man life insurance. We intend to purchase life insurance on the lives of our key personnel as soon as possible. Upon purchase of this insurance, we will pay the premiums and designate the Company as the sole beneficiary. The lack of key man coverage and the lack of other such insurance may have a material adverse effect upon our business in the event of the untimely loss of any of our key employees.

We may be deprived of the services of a co-inventor of our Super Smart Card™ technology.

In September of 2000, the U.S. Attorney’s Office in Phoenix, Arizona, charged Wayne Drizin, a co-inventor of our Super Smart Card™ technology, with six counts of wire fraud in connection with certain share transactions involving a predecessor of IVI that allegedly took place during 1995 and 1996. In October 2003, and after a trial by jury, Mr. Drizin was found not guilty of four counts in the complaint but convicted on two counts of aiding and abetting wire fraud. A law firm has been retained to file a timely appeal in this matter. However, and in the event the conviction is not reversed, Mr. Drizin may be incarcerated for a period of time and in such case we would be deprived of his skills and advice which may have a material adverse effect upon our proposed business during any such period.

We have no director’s and officer’s liability insurance

The employment of other qualified officers and directors may be contingent upon our acquiring a policy of directors and officers liability insurance in an amount reasonably satisfactory to such nominees. Our failure to acquire such a policy may prevent us from attracting the services of other qualified officers and directors.

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

To date, we have not delivered any products incorporating our advanced Super Smart Card™ and BVS2™ System based products and technologies in any markets. We are currently developing and planning delivery our technology for use as maximum security ID and payment cards, for use by governmental authorities, banks and commercial enterprises. We have not yet received revenues from sales of these products. We are devoting significant resources to developing and marketing these and other products and adapting our existing products for use in new markets. If we fail to develop markets for our products we will not generate revenues and continue to incur significant losses.

Our inability to maintain our current, and establish new, strategic relationships could impair our revenue growth.

In accordance with our business model, we plan and have entered into strategic relationships in order to facilitate or accelerate our penetration into new markets. The termination of any of our strategic relationships or our failure to develop additional relationships in the future may limit our ability to expand the markets in which our products are deployed or to sell particular products, and thereby impair our revenue growth.

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

Our ability to penetrate any market whether domestic or international, is dependent, in part, on political and economic factors that we have no control over. In addition, there are certain inherent risks in international operations which include:

•	Changes in regulatory requirements and standards;

•	Required licenses, tariffs and other trade barriers;

•	Difficulties in enforcing intellectual property rights across, or having to litigate disputes in, various jurisdictions;

•	Difficulties in staffing and managing international operations;

•	Potentially adverse tax consequences; and

•	The burden of complying with a wide variety of complex laws and treaties in various jurisdictions.

•	General political instability

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

Risks Related To Our Common Shares

We are controlled by IVI Smart

At December 31, 2004, IVI Smart owned approximately 77% of our outstanding shares of Common Stock. Accordingly, this entity effectively has the ability to control the outcome of all matters requiring stockholder approval, including, but not limited to, the election and removal of directors, and any merger, consolidation or sale of all, or substantially all, of our assets, and to control our management and effectively have the ability affairs.

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

Trading in shares of companies, such as the registrant, listed on the Pink Sheets in general and trading in shares of technology companies in particular have been subject to extreme price and volume fluctuations that have been unrelated or disproportionate to operating or other performance. We have made arrangements for the filing of a Form 211 to initiate trading of our common stock on the OTC Bulletin Board. However, until this application is filed and approved, of which there can be no assurance, no market maker is presently publishing bid and asked quotations in our common stock.

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

As of December 31, 2004, we had 173,535,944 shares of common stock issued and outstanding, exclusive of shares issuable upon exercise of outstanding warrants and shares reserved for issuance upon the exercise of outstanding options granted to management and others. The market price of our shares could drop as a result of sales of substantial amounts of our shares in the public market following the exercise of either or both of the outstanding warrants or options. This factor could also make it more difficult to raise additional funds through future private offerings of our shares or other securities. Until we file the Certificate of Amendment to our Articles of Incorporation authorized by the consent of a majority of our stockholders on December 1, 2003, and increasing the number of authorized shares of our common stock from 200 million to 300 million, all but 17,535,944 of our issued and outstanding options are non-exercisable.

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

Available Information

We have filed, and we intend to continue to file Annual Reports on Form 10-KSB on a timely basis for all subsequent years. In addition, we file Quarterly Reports on Form 10Q-SB, Current Reports on Form 8-K, amendments to these reports, and other information with the SEC. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1800-SEC-0330. The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 2. DESCRIPTION OF PROPERTY

We currently maintain our executive offices at 222 Grace Church Street, Suite 300, Port Chester, NY 10573. We utilize approximately 500 square feet of space, have access to a copy and fax machine and telephone service and pay a monthly fee of $1,000. Our office facilities in New York are adequate for the purposes for which they are intended and provide sufficient capacity to accommodate our short-term needs.

We sublease approximately 7,000 square feet of research and development industrial/warehouse space at 1810 Old Oakland Road, #F, San Jose, California 95131 from Big Bang Technology, Inc., a California corporation controlled by and under common control of Tamio Saito, our Chief Technology Officer and a principal stockholder (“BBT”). We pay $3,000 per month and have the use of a conference room, office equipment, paved parking spaces, telephone and computer equipment. We sublease this space on a month to month basis without the benefit of a written sublease. We believe that our rental expense is equal or better than we could have negotiated for at arms length with a non-affiliated landlord for similarly situated space. Our space is adequate for our current needs and being utilized to approximately 80% of its capacity.

ITEM 3. LEGAL PROCEEDINGS

A. On February 3, 2005, Administrative Law Judge, Lillian A. McEwen (the “ALJ”) published her Initial Decision on Remand (the “Remand Decision”) in an Administrative Proceeding originally commenced by the Securities and Exchange Commission (the “SEC”) against us on December 12, 2003 (the “Proceeding”). In the Remand Decision,

the ALJ denied the SEC’s Division of Enforcement’s (the “Division”) request for the imposition of sanctions against us, and gave both sides 21 days to appeal her decision. The Division’s time to appeal expired on February 24, 20005. Accordingly the Remand Decision became final.

In the Proceeding, the SEC sought, inter alia, to interrupt public trading in our securities as a result of our failure to file periodic reports and filings required by the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). On March 4, 2004, the ALJ published an Initial Decision in the Proceeding (the “Initial decision”). In her Initial Decision, the ALJ found that we failed to make the required filings, violated Section 13(a) and Rules 13a-1 and 13a-13 of the Exchange Act and revoked our registration.

On March 23, 2004, we filed a petition with the SEC for review of the ALJ ‘s Initial Decision. The SEC granted our petition on March 26, 2004. On March 30, 2004, the Division asked that the ALJ’s Initial Decision be summarily affirmed pursuant to SEC Rule of Practice 411(e). The Division also moved for leave, under the SEC’s Rule of Practice 410(d), to file a brief in opposition to our petition for review. On July 16, 2004, the SEC published an order wherein the Division’s motions for summary affirmance and for leave to file a brief in opposition to our petition for review were denied.

Between the date of the Initial Decision and the Remand Decision, we filed all of its delinquent periodic filings required under the Exchange Act.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

Neither during the fourth quarter of the fiscal year ended December 31, 2004, nor at any time since the December 18, 2000, Special Meeting of Stockholders did the Registrant conduct a meeting of its stockholders pursuant to definitive proxy materials under Regulation 14A under the Exchange Act.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Since late 1997, our common stock, our only class of trading equity securities, has been traded in the over-the-counter market on the Pink Sheets under the symbol “ESMT”. The following table sets forth the range of high and low bid price information for the common stock for each fiscal quarter for the past two fiscal years as reported by the Pink Sheets LLC. High and low bid quotations represent prices between dealers without adjustment for retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

	HIGH BID	LOW BID
Year Ended December 31, 2004:
Fourth Quarter	1.03	.51
Third Quarter	1.15	.60
Second Quarter	1.75	.97
First Quarter	2.06	.90

Year Ended December 31, 2003:
Fourth Quarter	1.75	1.00
Third Quarter	2.30	0.30
Second Quarter	0.35	0.10
First Quarter	0.25	0.10

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

Holders

As of December 31, 2004, the approximate number of holders of record of shares of our common stock, $.001 par value per share, our only class of trading securities, was believed by management to be as follows:

Title of Class	Number of Record Holders
Common Stock, $.001 par value	198

We believe there are numerous shareholders whose securities are held in street name with various brokerage houses. The exact number of shareholders is unknown to us.

Dividends

To the best of management’s knowledge and belief, we have never paid a dividend; and no dividends are expected to be paid at least until we achieve a full year of profitable operations. Until then, earnings, if any, will be retained and used to finance the development and expansion of our business.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Over the next 12 months we expect to continue our marketing and research and development efforts, and plan to install and implement our first systems in operation and proving the viability of our Super Smart Card™ and BVS2™ based products and related technologies. While there can be no assurance, we are looking forward to the sale and deployment of two systems during this period encompassing an expected aggregate of approximately 15 million Super Smart Cards™.

Additionally, based on our recently executed Cooperation Agreement with Guo Xin Well-tel Technology Co., Ltd., and another entity in the PRC, we have agreed to form a joint venture company in the PRC. While there can be no assurance, our Chinese partners have applied for a business license allowing our joint venture company to effectuate mass distribution of the Super Smart Card™ and the operation of the BVS2™ throughout the PRC.

Since present management assumed control in 2000, our source of funds has been private placements of our equity securities to accredited investors, and we expect this dependence to continue until the delivery and implementation of our first system/s and to such time as we generate sufficient income to cover operating costs. As of the date of this Report, we expect that this dependence to perhaps continue until the fourth quarter of 2005; and based upon our current and planned 2005 rate of operating commitments, that we will require approximately $2,500,000 in additional subscriptions during this period.

Our ability to maintain what we believe to be the state-of-the-art quality of our Super Smart Card™ and BVS2™ system and based products and related technologies is dependent upon our on going research and development to improve our products functionality and durability and to reduce their cost of manufacture. In addition, we are constantly trying to find and develop new products that enhance the functionality of our BVS2™ platform. This research and development is an integral part of our operating commitments for 2005 and as such, is dependent upon funds from subscribers. Accordingly, it is subject to the same risks enumerated in the preceding paragraph.

We are constantly acquiring equipment in connection with our research and development activities. Our planned 2005 budget is approximately $1,000,000 for such acquisitions, but could change depending on a number of factors, including upon our rate of accomplishment. In connection with the anticipated sale of one or more systems, we will need to lease additional space for an operations and testing center for certain customers, we will need to lease a liaison office near their offices as a condition of contract.

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

ITEM 7. FINANCIAL STATEMENTS

e-Smart Technologies, Inc. and Subsidiary

(A Development Stage Company)

Index to the Financial Statements

December 31, 2004 and 2003

Report of Independent Registered Accounting Firm

To the Board of Directors and Shareholders of

e-Smart Technologies, Inc. and Subsidiary

(A Development Stage Company)

We have audited the consolidated balance sheets of e-Smart Technologies, Inc. and Subsidiary (A Development Stage Company) as of December 31, 2004 and 2003 and the related consolidated statements of operations, shareholders’ equity and cash flows for the years ended December 31, 2004 and 2003, and for the period from July 15, 1997 (date of inception) to December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts of disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of e-Smart Technologies, Inc. and Subsidiary (A Development Stage Company) as of December 31, 2004 and 2003, and the results of its operations, and cash flows for the two years ended December 31, 2004 and 2003 and for the Period from July 15, 1997 (date of inception) through December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company’s significant working capital deficits and operating losses raise substantial doubt about its ability to continue as a going concern,. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Rosenberg Rich Baker Berman & Company

Bridgewater, New Jersey

March 31, 2005

e-Smart Technologies, Inc. and Subsidiary

(A Development Stage Company)

Balance Sheets

	December 31,
	2004	2003
Assets
Current Assets
Cash	$42,857	$14,096
Due from Associated Business Group, a related party	—	31,334
Prepaid expenses	42,361	—

Total Current Assets	85,218	45,430
Equipment, net	42,518	—
License of Smart Card Technology, net of amortization	105,720	109,310
Due from Biosensor, LLC, a related party	324,500	—
Deposits - e-Smart Korea Group	—	151,000
Lease deposit	58,139	—

Total Assets	616,095	305,740

Liabilities and Shareholders’ Equity (Deficiency)
Current Liabilities
Accounts payable	372,260	397,081
Note payable - InterMarket Ventures, a related party	314,000	—
Notes payable - other	117,500	80,000
Due to Associated Business Group, a related party	12,427	—
Accrued officer’s compensation	212,758	—
Accrued expenses	72,015	38,853

Total Current Liabilities	1,100,960	515,934

Note payable - InterMarket Ventures, a related party	930,400	—

Total Liabilities	2,031,360	515,934

Shareholder’s Equity (Deficiency)
Common Stock, $0.001 par value, 200 million shares authorized, 173,535,944 and 170,707,012 shares issued and outstanding in 2004 and 2003, respectively	173,536	170,707
Additional paid in capital	61,053,801	59,497,446
Deficit accumulated during the development stage	(62,642,602)	(59,878,347)

Total Shareholders’ Equity (Deficiency)	(1,415,265)	(210,194)

Total Liabilities and Shareholders’ Equity (Deficiency)	$616,095	$305,740

See notes to the financial statements.

e-Smart Technologies, Inc. and Subsidiary

(A Development Stage Company)

Statements of Operations

	Year Ended December 31,		For the Period from July 15, 1997 (Date of Inception) to December 31,
	2004	2003	2004
Revenue	$—	$—	$—

Operating Expenses
Research and development	634,474	730,750	1,675,224
Selling, general and administrative	2,106,119	1,841,635	5,253,893
Issuance of stock options for services	—	34,170,000	55,646,000
Interest expense	22,662	28,972	63,735

Total Operating Expenses	2,763,255	36,771,357	62,638,852

Loss before provision for income taxes	(2,763,255)	(36,771,357)	(62,638,852)

Provision for Income Taxes	1,000	250	3,750

Net Loss	$(2,764,255)	$(36,771,607)	$(62,642,602)

Loss Per Share	$(0.02)	$(0.23)	$(0.44)

Weighted Average Number of Shares Outstanding	172,659,789	161,172,213	141,874,167

See notes to the financial statements.

e-Smart Technologies, Inc. and Subsidiary

(A Development Stage Company)

Statement of Shareholders’ Equity (Deficiency)

For the Period July 15, 1997 (date of inception) through December 31, 2004

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Total
	Shares	Amount
Balance, July 15, 1997 (Inception of Development Period)	$501,000	$501	$3,075	$—	$3,576
Issuance of shares for licensed technology	58,600,000	58,600	—	—	58,600
Net (loss)	—	—	—	(2,944)	(2,944)

Balance, December 31, 2000	59,101,000	59,101	3,075	(2,944)	59,232
Issuance of shares for services	16,016,200	16,016	119,640	—	135,656
Issuance of shares for licensed technology	70,000,000	70,000	—	—	70,000
Net (loss)	—	—	—	(142,636)	(142,636)

Balance, December 31, 2001	145,117,200	145,117	122,715	(145,580)	122,252
Issuance of shares for cash	7,903,967	7,904	1,031,221	—	1,039,125
Issuance of shares for services	750,826	751	84,843	—	85,594
Issuance of stock options for services	—	—	21,476,000	—	21,476,000
Net income (loss)	—	—	—	(22,961,160)	(22,961,160)

Balance, December 31, 2002	153,771,993	153,772	22,714,779	(23,106,740)	(238,189)
Issuance of shares for cash	16,497,519	16,498	2,531,854	—	2,548,352
Issuance of shares for services	437,500	437	80,813	—	81,250
Issuance of stock options for services	—	—	34,170,000	—	34,170,000
Net income (loss)	—	—	—	(36,771,607)	(36,771,607)

Balance, December 31, 2003	170,707,012	170,707	59,497,446	(59,878,347)	(210,194)
Issuance of shares for cash	2,828,932	2,829	1,556,355	—	1,559,184
Net income (loss)	—	—	—	(2,764,255)	(2,764,255)

Balance, December 31, 2004	$173,535,944	$173,536	$61,053,801	$(62,642,602)	$(1,415,265)

See notes to the financial statements.

e-Smart Technologies, Inc. and Subsidiary

(A Development Stage Company)

Statements of Cash Flows

	Year Ended December 31,		For the Period from July 15, 1997 (Date of Inception) to December 31,
	2004	2003	2004
Cash Flows From Operating Activities
Net Loss	$(2,764,255)	$(36,771,607)	$(62,642,602)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Issuance of stock options for services	—	34,170,000	55,646,000
Issuance of common stock for services	—	81,250	166,844
Depreciation expense	476	—	476
Amortization expense	3,590	6,430	22,880
Changes in Assets and Liabilities:
Increase in prepaid expenses	(42,361)	—	(42,361)
Increase in deposits	(58,139)	—	(58,139)
Increase (decrease) in accounts payable	(24,821)	166,685	372,260
Increase in accrued expenses	(42,361)	24,250	284,773

Net Cash (Used in) Operating Activities	(2,639,590)	(2,322,992)	(6,249,869)

Cash Flows From Investing Activities
Cash used for intangible assets	—	—	(128,600)
Acquisition of equipment	(42,994)	—	(42,994)
Cash advances to Biosensor, LLC	(324,500)	—	(324,500)
Utilization of (investment in) deposit	151,000	(151,000)	—

Net Cash (Used in) Investing Activities	(216,494)	(151,000)	(496,094)

Cash Flows From Financing Activities
Proceeds from borrowings - other	37,500	—	117,500
Repayments of borrowings - other	—	(120,000)	—
Proceeds from common stock issuances	1,559,184	2,548,352	5,414,493
Proceeds from borrowings - related party	1,244,400	58,667	1,444,400
Proceeds from related party advances	43,761	—	12,427
Repayment of borrowings - related party	—	—	(200,000)

Net Cash Provided by Financing Activities	2,884,845	2,487,019	6,788,820

Net Increase in Cash	28,761	13,027	42,857
Cash at Beginning of Year	14,096	1,069	—

Cash at End of Year	$42,857	$14,096	$42,857

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$—	$12,101	$63,735

Income taxes	$1,000	$2,500	$3,750

Supplemental Schedule of Non-Cash Investing Activities
Issuance of common stock for services	$—	$81,250	$166,844

Issuance of stock options for services	$—	$34,170,000	$55,646,000

e-Smart Technologies, Inc. and Subsidiary

(A Development Stage Company)

Notes to the Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Organization

e-Smart Technologies, Inc. (the Company) is a Nevada corporation organized in July 1997 under the name of Boppers Holdings, Inc. (“Boppers”). The Company changed its name to e-Smart Technologies, Inc. on December 22, 2000.

Prior to the change in name, and pursuant to an Acquisition Agreement and Plan of Merger dated as of August 16, 2000 between Boppers and Plainview Laboratories, Inc. (“PLI”), all of the outstanding shares of common stock of PLI were exchanged for 20,000 shares of common stock of Boppers in a transaction in which Boppers was the successor corporation.

On October 20, 2000, Boppers, Boppers Acquisition Corp., a then newly-formed Nevada Corporation and wholly owned subsidiary of Boppers (“BAC”), and e-Smart Systems, Inc., a Nevada corporation (“e-Smart Systems”) and wholly owned subsidiary of InterMarket Ventures, Inc., a Utah corporation (“IVI”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement: (i) Boppers acquired all of the issued and outstanding shares of common stock of e-Smart Systems; (ii) BAC merged with and into e-Smart Systems such that e-Smart Systems was the survivor; (iii) e-Smart Systems became a wholly owned subsidiary of Boppers; and (iv) IVI, the sole shareholder of e-Smart Systems, acquired control of Boppers.

On November 27, 2000, Bopper’s management resigned and the Registrant’s present management took control. The Company’s name was changed from Boppers Holdings, Inc. to e-Smart Technologies, Inc., effective as of December 22, 2000.

The Company (with its 77% shareholder, IVI) is engaged in the business of creating, marketing, manufacturing, installing, operating and maintaining proprietary systems that are designed to positively authenticate each and every end user of any networked or local access system while protecting at all times all information residing on or transported by the system.

Principles of Consolidation

The consolidated financial statements include the accounts of e-Smart Technologies, Inc. and its wholly owned subsidiary, e-Smart Korea, which was incorporated during 2004. All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of Financial Statement Presentation

The financial statements of the Company have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has never been profitable and has incurred substantial losses from operations of $2,764,255 and $36,771,607 for the years ended December 31, 2004 and 2003, respectively and $62,642,602 for the period from July 15, 1997 (date of inception) through December 31, 2004. Furthermore, the Company has negative working capital amounting to $(1,015,742) and $(470,504) at December 31, 2004 and 2003, respectively. The Company expects that losses from operations will continue through 2005 and anticipates that it will require additional financing in 2005, which may not be readily available. The Company is dependent upon the efforts of its management to raise proceeds from continued debt or equity placement to sustain the research and development and ultimate commercialization of their respective interests in the Super Smart Card TM technology. The Company’s ability to continue to receive new investment proceeds is uncertain. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

e-Smart Technologies, Inc. and Subsidiary

(A Development Stage Company)

Notes to the Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates

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

Net Loss Per Share

Loss per share, in accordance with the provisions of Financial Accounting Standards Board No. 128, “Earnings Per Share”, is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Any common stock equivalents outstanding during the period would have had an anti-dilutive effect.

Research and Development Costs

Research and development costs are charged to operations as incurred and amounted to $634,474 and $730,750 in 2004 and 2003, respectively, and $1,675,224 from July 15, 1997 (date of inception) through December 31, 2004.

License Costs

On November 20, 2000, the Company acquired certain technology licenses. The technology was purchased from IVI, a related party, for an aggregate of 128,600,000 common shares of the Company valued at $0.001 per share or $128,600 as the total agreed upon consideration, which sum approximates the Licensor’s allocable costs. The cost of the license is being amortized over its twenty year term on a straight line basis. Amortization expense amounted to $6,420 for each of the years ended December 31, 2004 and 2003, and $25,720 for the period July 15, 1997 (date of inception) through December 31, 2004.

Securities Issued for Services

The Company accounts for stock issued for services under the intrinsic value method. For stock issued for services, the fair market value of the Company’s stock on the date of stock issuance is used. The Company has adopted Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation”. The statement generally suggests, but does not require, stock-based compensation transactions to be accounted for based on the fair value of the services rendered or the fair value of the equity instruments issued, whichever is more reliably measurable. Securities issued for services to a related party amounted to $0 in 2004, $81,250 in 2003, and $166,844 for the period July 15, 1997 (date of inception) through December 31, 2004. The underlying fair value of the common shares amounted to $0 and $0.186 per share in 2004 and 2003, respectively.

Equipment and Depreciation

The cost of equipment is depreciated for financial reporting purposes on a straight-line basis over the estimated useful lives of the assets: 3-8 years for equipment. Repairs and maintenance expenditures which do not extend the useful lives of the related assets are expensed as incurred.

e-Smart Technologies, Inc. and Subsidiary

(A Development Stage Company)

Notes to the Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

In accordance with the provisions of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), deferred taxes are recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company incurred net operating losses for financial-reporting and tax-reporting purposes. Accordingly, the benefit from income taxes has been offset by a valuation allowance against the related deferred tax asset.

Foreign Currency Translation

The functional currency for the foreign operations of e-Smart Korea is the local currency. The translation of foreign currencies into U.S. dollars is performed for the 2004 balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the 2004 year.

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

At December 31, 2003, the Company had advanced $151,000 to South Korean counsel for the purpose of forming and capitalizing a South Korean corporation (e-Smart Korea, Inc.) to facilitate its planned new business operations in the Pacific Rim during 2004. During 2004, these funds were used to establish the Company’s South Korean subsidiary.

4.	EQUIPMENT AND DEPRECIATION

Equipment at cost, less accumulated depreciation consists of the following:

	As of December 31,
	2004	2003
Equipment	$42,994	$—
Less accumulated depreciation and amortization	476	—

Total	$42,518	$—

Depreciation expense charged to operations was $476, $0, and $476, in 2004, 2003, and the period July 15, 1997 (date of inception) through December 31, 2004.

e-Smart Technologies, Inc. and Subsidiary

(A Development Stage Company)

Notes to the Financial Statements

5.	NOTES PAYABLE

Notes payable consist of the following:

	2004	2003
Unsecured obligations bearing interest at 20% initially due January 31, 2004, extended to July 31, 2004	$77,500	$30,000
This obligation is presently in default.
Unsecured demand obligation with interest at 10%	40,000	50,000

Total	$117,500	$80,000

6.	ACCRUED EXPENSES

Accrued expenses are as follows:

	2004	2003
Interest	$68,265	$36,103
Franchise taxes	3,750	2,750

Total	$72,015	$38,853

7.	INCOME TAXES

The income tax provision is comprised of the following:

	Year Ended December 31,		For the Period from July 15, 1997 (Date of Inception) to December 31,
	2004	2003	2004
State current provision	$1,000	$250	$3,750

The Company’s total deferred tax asset and valuation allowance are as follows:

	2004	2003
Total deferred tax asset, current	$2,000,000	$1,040,000
Less valuation allowance	(2,000,000)	1,040,000

Net deferred tax assets, current	$—	$—

e-Smart Technologies, Inc. and Subsidiary

(A Development Stage Company)

Notes to the Financial Statements

7.	INCOME TAXES (Continued)

The differences between income tax benefits in the financial statements and the tax benefit computed at the U.S. Federal statutory rate of 34% at December 31, 2004 and 2003 are as follows:

	2004	2003
Tax benefit	34%	34%
Valuation allowance	(34)	(34)

Effective tax rate	—%	—%

At December 31, 2004, the Company has available approximately $6,800,000 of net operating losses to carryforward which may be used to reduce future federal taxable income through December 31, 2024.

8.	STOCK OPTIONS AND WARRANTS

At December 31, 2004, of the Company’s 200,000,000 authorized shares, $.001 par value, there were 173,535,944 shares outstanding and options to purchase 93,050,000 shares at an exercise price of $10 per share. Additionally, there were warrants outstanding to purchase 2,900,000 common shares at a price ranging from $.50 to $1.00 expiring through February 2006.

A summary of the stock option activity for the years ended December 31, 2004 and 2003 is set forth below:

	Number of Options	Weighted Average Exercise Price
Options in thousands
Options outstanding at January 1, 2003	63,050,000	$0.41
Granted	30,000,000	1.00
Exercised	—	—
Expired	—	—

Options outstanding at December 31, 2003	93,050,000	0.61
Granted	—	—
Exercised	—	—
Expired	—	—

Options outstanding at December 31, 2004	93,050,000	$0.61

No options were granted in 2004. The fair value of the options granted in 2003 was $34,170,000 determined as of the date of the grant using the Black-Scholes stock option pricing model, based on the following assumptions: annual expected return of 0%, annual volatility of 188%, and a risk-free interest rate of 2.4%.

The per share fair value of stock options granted during 2003 was $1.14. The per share contractual remaining life of the options outstanding at December 31, 2004 and 2003 were 4 years and 5 years, respectively.

Of 93,050,000 options outstanding at December 31, 2004, 83,000,000 have been issued to the Company’s President and Chief Executive Officer, its Chief Technology Officer and its Consultant. These three individuals control IVI, the Company’s 77% shareholder.

e-Smart Technologies, Inc. and Subsidiary

(A Development Stage Company)

Notes to the Financial Statements

9.	RELATED PARTY TRANSACTIONS

The Company is the owner of three technology licenses. Each license has been granted pursuant to an “Exclusive Use and Distribution Agreement”, each of which grants the Company exclusivity to the technology covered in a particular territory. The three territories covered are the People’s Republic of China, the remainder of Asia and the United States of America. The licenses, which have a term of twenty years, commencing November 20, 2000, grant the exclusive manufacturing and rights to certain Smart Card technology and were granted to the Company by IVI, a 77% shareholder of the Company.

On November 15, 2003 the Company entered into a Compensation and Settlement Agreement with Mary A. Grace, its President and Chief Executive Officer. Pursuant to this agreement the Company agreed to pay Ms. Grace a salary of $250,000 per year for a five year term. The financial statements of the Company include an accrued liability of $212,758 at December 31, 2004.

Further, in settlement of certain indebtedness of the Company to Ms. Grace, the Company has agreed to pay an amount equal to fifty percent (50%) of any net profit earned by the Company in any year during the term of this agreement until such time as Ms. Grace has received aggregate payments of $600,000.

Effective January 1, 2001 and dated May 29, 2003 the Company entered into a Research and Development Services Agreement with Big Bang Technologies, Inc. (“Big Bang”), an entity controlled by Tamio Saito, the Company’s Chief Technology Officer. Mr. Saito is an Executive Officer of Big Bang. Pursuant to this agreement, the Company engaged Big Bang as its research development coordinator, among other duties. Amounts paid by the Company to Big Bang for such services amounted to $634,474 in 2004, and $730,750 in 2003. Of the above sums, $3,000 per month represents facility rental payments pursuant to a verbal month-to-month agreement.

On January 1, 2001 the Company entered into an Advisory and Occupancy Services Agreement with Associated Business Group (“ABG”), an entity controlled by Jerry Drizin, the father of Wayne Drizin, consultant to the Company. Pursuant to this agreement, the Company engaged ABG to provide administrative support services to the Company. Amounts paid for such services amounted to $43,761 in 2004, and $120,000 in 2003. Additionally, the Company owed this entity $12,427 at December 31, 2004 and was due $31,334 from this entity at December 31, 2003.

At December 31, 2004 the Company was indebted to IVI in the amount of $1,244,400. These obligations are unsecured and bear an interest rate of six percent. Of the above, $314,000 is due on demand, $300,000 is due June 30, 2007 and $630,400 is due December 27, 2007. Additionally, IVI is the sole licensor of the Company’s technology. IVI, which owns 77% of the Company’s issued and outstanding common shares is controlled by the Company’s President and Chief Executive Officer Mary A. Grace, its Chief Technology Officer Tamio Saito and its Consultant Wayne Drizin. Ms. Grace and Mr. Saito are Executive Officers of IVI.

At December 31, 2004 the Company was owed $324,500 from Biosensor, LLC. This Company is a wholly-owned subsidiary of IVI, the owner of 77% of the Company’s issued and outstanding common stock. Further, as of May 1, 2003, IVI Smart (a wholly-owned subsidiary of IVI) granted to Biosensor, LLC the exclusive right to utilize certain of IVI Smart’s patent pending biometric fingerprint sensor technology to develop into a commercial sensor and Biosensor granted to IVI Smart the exclusive rights to any sensor developed, produced and manufactured by Biosensor.

e-Smart Technologies, Inc. and Subsidiary

(A Development Stage Company)

Notes to the Financial Statements

9.	RELATED PARTY TRANSACTIONS (continued)

The Company has sublicensed the rights to market its technology to state and federal agencies to its presently inactive forty-five percent (45%) affiliate, Homeland Defense, Inc. (“Homeland”). The remaining fifty-five percent (55%) interest in Homeland is owned by the Company’s President and Chief Executive Officer.

10.	DEPENDENCE UPON CONTROL PERSONS

InterMarket Ventures, Inc. and its majority-owned subsidiary, IVI Smart Technologies, Inc., (“IVI”), collectively own 77% of the Company’s outstanding common shares. Accordingly, IVI is in a position to materially influence the direction of the Company, its efforts in raising the additional capital critical to its success, and the strategies employed in commercialization of the licensed technology, assuming the Company’s mission is ultimately successful. IVI is controlled by the Company’s President and Chief Executive Officer, its Chief Technology Officer and its Consultant.

11.	RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS Statement No. 123(R) on Share-Based Payments which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement is effective for public entities that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.

12.	COMMITMENTS

The Company has entered into certain contractual arrangements requiring financial commitments as follows:

The China Agreement - Pursuant thereto, commencing March 1, 2004 the Company is required to pay a non-accountable expense allowance of $10,000 per month to its proposed joint venture partner. Further, upon information of a contemplated joint venture entity, the Company is required to provide approximately $3,000,000 of formation capital over a two year period.

The Kyrgyzstan Agreement - Pursuant thereto, the Company is required to secure requisite funding against guarantees to be provided by the government of Kyrgyzstan. In light of a change in government as a result of political dissent, there can be no assurance that the successor governmental authority will respect this agreement and its guaranty obligation.

The Uzbekistan Agreement - Pursuant thereto, the Company is required to secure requisite financing against guarantees to be provided by the government of Uzbekistan.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8-A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-KSB, Mary Grace, our principal executive officer and our principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Ms. Grace concluded that our disclosure controls and procedures, are being upgraded in light of our anticipated move from the Pink Sheets to the OTC Bulletin Board, and as a result of our bringing our filings up to date. Ms. Grace further concluded that we have moved forward to make disclosure controls and procedures effective: (i) in timely alerting us to material information required to be included in our periodic SEC reports; and (ii) to ensure that information required to be disclosed by us in reports that we intend to file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Controls

We are in the process of making significant changes in our evolving internal controls or in other factors that could significantly affect these controls including any corrective actions with regard to significant deficiencies and material weaknesses, subsequent to the date of the evaluation of those controls by our Chief Executive and Chief Financial Officer.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table sets forth: (1) names and ages of all persons who presently are and who have been selected as our directors; (2) all positions and offices with us held by each such person; (3) the term or office of each person named as a director; and (4) any period during which he or she has served as such:

Name	Duration and Date of Expiration of Present Term	Position and Office with our Company	Age and Director Since
Mary A. Grace	One year 12/31/05	President, Chief Executive Officer, Chief Financial Officer and Director	59 March 2001
Tamio Saito	One year 12/31/05	Chief Technical Officer and Director	56 October 2003
Terry N. Christensen	One year 11/30/03 (1)	Director	62 July 2001
F. Bo Zarnegin	One year 11/30/03 (1)	Director	43 March 2001
David C. Williams	One year 12/31/05	Director	54 March 2001
Thomas J. Volpe	One year 12/31/05 (2)	Director	April 7, 2005
Elliot H. Cole	One year 12/31/05 (2)	Director	April 7, 2005

(1)	Messrs. Christensen and Zarnegin, who were elected to our Board of Directors in November 2001, have refused to communicate with us to either confirm their status with our company or to resign as members of our Board. Since we have not held an annual meeting of our stockholders since present management assumed control, we continue to list Messrs. Christensen and Zarnegin as members of our Board despite the fact that neither has participated in any meetings.

(2)	On April 7, 2005, subsequent to the period covered by this Report, and at a special meeting of our Board of Directors, Thomas J. Volpe and Elliot H. Cole, the Chairman and a member, respectively, of our Advisory Board were nominated and elected as members of our Board of Directors to fill two remaining vacancies thereon.

There is no understanding or arrangement between any directors or any other person or persons pursuant to which such individual, was or is to be, selected as one of our directors or as a nominee.

Employment Agreements

During the period covered by this Report, we did not enter into any employment agreements with any of our executive officers or directors.

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

Directorships

Except as disclosed, and except for Messrs. Christensen and Zarnegin with respect to whom we have no information, each of our directors has indicated to us that he is not presently a director in any other company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of such act or any investment company registered under the Investment Company Act of 1940.

Certain Significant Employees

We do not presently employ any person as a significant employee who is not an executive officer but who makes or is expected to make a significant contribution to our business. Notwithstanding the foregoing, Mr. Wayne Drizin, who has been a consultant to our Company since its inception, has and continues to make a significant contribution to our business, especially in connection with the developments that have taken place since the end of 2003. The following is brief account of the experience of Mr. Drizin. Additional information concerning our business relationship with Mr. Drizin is set forth under Item 12. Certain Relationships and Related Transactions.

Wayne Drizin. In December 1996, IVI, the parent of IVI Smart, our parent, entered into a five year business, marketing, technology and corporate finance consulting and advisory agreement with Emerald Sea Investments S.A., a non-affiliated corporation, that provides, among other terms, that Mr. Drizin perform various services to IVI. Since that time, Mr. Drizin has served in a number of different capacities for IVI and its affiliates and subsidiaries, including but not limited to, Head of Business Development, Chief Negotiator, System Architect and Chief Representative. In addition, Mr. Drizin is the co-inventor of the Super Smart Card™ technology and the principal creator of the BVS2™ platform and related applications. This agreement has been transferred to Mr. Drizin and extended for an additional five years and now runs through 2006. Prior thereto since 1990, Mr. Drizin has been a business consultant providing advice and relationships on a worldwide basis to diverse companies seeking technical, financial, structuring and business advice across a broad range of industries, including but not limited to telecommunications, manufacturing, power generation and finance. In 1996, Mr. Drizin was a founder of Telpac International, Ltd., then, an international telecommunications company. In

1982, Mr. Drizin was one of the founders of Welfin S.A., a Swiss based, merchant bank, specialized in the without recourse financing of exports on a global basis. Mr. Drizin served as Welfin’s managing director until 1990. While with Welfin S.A., Mr. Drizin expanded its business activities from merely financing to include shipping and trading (physical commodities). By combining these three enterprises under one umbrella and operating them as an integrated business, Mr. Drizin caused Welfin S.A. to rapidly grow into a highly profitable, multinational organization that maintained offices in nine countries. In 1988, Mr. Drizin orchestrated the sale of Welfin S.A. to a Swiss-based multi-national banking group.

In September of 2000, the U.S. Attorney’s Office in Phoenix, Arizona charged Mr. Drizin with six counts of wire fraud in connection with certain share transactions involving the predecessors of IVI that allegedly took place during 1996 and 1997. In October 2003, and after a trial by jury, Mr. Drizin was found not guilty of four counts and found guilty of two counts of aiding and abetting a wire fraud. A law firm has been retained to file a timely appeal in this matter.

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

John J. DeLucca is currently Executive Vice President and CFO or the REL Consultancy Group, a private international consulting company. Previously, he served as Executive Vice President, Finance and Administration, and CFO of Coty Inc., where he was responsible for all global finance and administration operations, including accounting, strategic planning, corporate development, all treasury, audit and control functions, legal information technology systems, tax and administration. Prior to that he served as RJR Nabisco, Inc.’s Senior Vice President and Treasurer where he was responsible for all corporate finance and treasury activities, including capital markets, banking, derivatives/swaps, foreign exchange, risk management, pension fund management and cash management. Prior thereto, he served as Managing Director and CFO of Hascoe & Associates, President and CFO of the Lexington Group and Sr. VP, Finance and Managing Director of The Trump Group. Mr. DeLucca is a member of the boards of directors and serves as Chairman of the Audit Committees of the Elliott Company, Horizon Natural Resources and ITC Deltacom. He is also currently on the board of directors of Enzo Biochem, Inc and formerly a member of the boards of directors and Chairman of the Audit Committee of Edison Controls Corporation. Former directorships include Kash n Karry (sold to Food Lion); Nature’s Food Centers (sold to General Nutrition Centers); Emperor Clock Company; and RKO Century Warner Theaters (sold to Cinema Odeon). Mr. DeLucca is active as a guest speaker/lecturer for many financial institutions, including Merrill Lynch, Bank of America, Deutsche Bank, Sumitomo Bank, Ltd., Banque Paribas, Canadian Imperial Bank of Commerce, Pace University, Standard & Poor’s and NYU Stern School of Business.

Family Relationships

No family relationship exists between any of our directors or executive offices.

Involvement in Certain Legal Proceedings

Except as indicated above, and except for Messrs. Christensen and Zarnegin with respect to whom we have no information, no event listed in Sub-paragraphs (1) through (4) of Subparagraph (d) of Item 401 of Regulation S-B, has occurred with respect to any of our present executive officers or directors or any nominee for director during the past five years which is material to an evaluation of the ability or integrity of such director or officer.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership, of common stock and other of our equity securities on Forms 3, 4, and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To the best of our knowledge, none of our executive officers or directors has complied with all Section 16(a) filing requirements applicable to them during our most recent fiscal year. However, and in connection with bringing ourselves current in our reporting obligations under the Exchange Act, each of our directors, executive officers and 5% stockholders have agreed to make all requisite Exchange Act filings as promptly as possible.

Audit Committee Financial Expert

During 2004, the Company did not maintain an Audit Committee because we had an insufficient number of qualified outside directors. Moreover, the Company had not designated an Audit Committee Financial Expert. Mr. Thomas Volpe, the Chairman of our Advisory Board, has agreed to be nominated to our Board of Directors, and has also agreed to serve as our Audit Committee Financial Expert.

Code of Ethics

The Company has not yet adopted a Code of Ethic that applies to its principle executive officer, principal financial officer, principle accounting officer or controller, or persons performing similar functions, but intends to do so in the near future.

ITEM 10. EXECUTIVE COMPENSATION

Aggregate Compensation Covered

During the three fiscal years ended December 31, 2004, the aggregate compensation paid to, accrued or set aside for any of our executive officers or directors was $250,000.

Summary Compensation Table

Summary Compensation Table

Long Term Compensation
	Annual Compensation							Awards		Payments
Name and Position	Year	Salary			Bonuses	Other		Stock	Options	LTIP	Other
Mary A. Grace, President, CEO, CFO and Director	2002 2003 2004	$	— — 250,000	(1) (1) (1)	— — —	— — —	— — —	— — —	— — —	— — —	— — —
Tamio Saito, CTO, and Director	2002 2003 2004		— — —	(2) (2) (2)	— — —	— — —	— — —	— — —	— — —	— — —	— — —
David Williams, Director	2002 2003 2004		— — —		— — —	— — —	— — —	— — —	— — —	— — —	— — —
Thomas J. Volpe, Advisory Board member	2002 2003 2004		— — —		— — —	— — —	— — —	— — —	— — —	— — —	— — —
Terry N. Christensen, Director	2002 2003 2004		— — —		— — —	— — —	— — —	— — —	— — —	— — —	— — —
F. Bo Zarnegin, Director	2002 2003 2004		— — —		— — —	— — —	— — —	— — —	— — —	— — —	— — —
Totals	2002 2003 2004	$	— — 250,000		— — —	— — —	— — —	— — —	— — —	— — —	— — —

(1)	Does not include a settlement payment of $450,000 referenced in a November 15, 2003, written Compensation Settlement Agreement with Mary A. Grace, our President, Chief Executive Officer and Chief Financial Officer. Pursuant to this agreement, we agreed to pay Ms. Grace a salary of $250,000 per year commencing on January 1, 2004. In consideration for Ms. Grace’s releasing us from our obligation to accrue her former salary of $250,000 per year net of approximately $300,000 of expenses paid on Ms. Grace’s behalf during the period or $750,000 for the three years ending December 31, 2004, we agreed to pay to Ms. Grace a preferred distribution of 50% of future profits limited to $450,000. In addition, and in consideration for our return to Ms. Grace of certain of her marketable securities, Ms. Grace released us from any prior obligations under a contemplated agreement to purchase such securities. Finally, we agreed that the approximate $300,000 in expenses we paid on Ms. Grace’s behalf would be deemed to be a loan and deductible only from the amount she is entitled to receive under the Compensation Settlement Agreement up to a maximum of $100,000 per year, commencing in the first year following the year in which we first receive sufficient income from operations.

(2)	Does not include an aggregate of $634,474 and $730,740, paid to Big Bang Technologies, Inc., a California corporation controlled by and under common control of Tamio Saito (“BBT”), respectively, during the fiscal years ended December 31, 2004 and 2003. The payments were made pursuant to a Research and Development Services Agreement dated May 29, 2003 (the “BBT Agreement”). Additional information concerning the BBT Agreement is set forth herein under the caption Certain Relationships and Related Transactions.

Option/SAR Grant Table

During the fiscal year ended December 31, 2004, no options were granted to any of our officers or directors.

Aggregate Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table

During the fiscal year ended December 31, 2004, no stock options or freestanding SAR’s were exercised.

Long-Term Incentive Plans – Awards in Last Two Fiscal Years

	Number of Shares	Performance or other Period Until Maturation or Payout	Estimated Future Payouts Under Non-Stock Price-Based Plans(#)
Name			Threshold	Target	Maximum
Mary A. Grace	12,075,000	5 Years	0	0	0
Wayne Drizin	6,925,000	5 Years	0	0	0
Tamio Saito	9,500,000	5 Years	0	0	0
Three Consultants	1,500,000	5 Years	0	0	0

Warrants

During the fiscal year ended December 31, 2004, no warrants to purchase shares of our common stock were issued or exercised.

Compensation of Directors

During the fiscal year ended December 31, 2004, no compensation was paid to any member of our Board of Directors or to our Advisory Board members.

Employment Contracts and Termination of Employment, and Change in Control Arrangements

Except for our President, Mary A. Grace, none of our executive officers was employed pursuant to the terms of an employment agreement with us.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owner

The information is furnished as of December 31, 2004, as to the number of shares of our Common Stock, $.001 par value per share, owned beneficially, or known by us to own beneficially, more than 5% of any class of such security:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class
IVI Smart Technologies, Inc. 7225 Bermuda Road, Suite C Las Vegas, Nevada 89119	126,590,052		77	(1)

Wayne Drizin 7225 Bermuda Road, Suite C Las Vegas, Nevada 89119	31,575,000	(2)	19	(2)

Mary A. Grace 117 East 57th Street, Apt 24G New York, NY 10022	34,150,000	(3)	21	(3)

Tamio Saito 1810 Old Oakland Road, #F San Jose, California 95131	22,500,000	(4)	13	(4)

(1)	Does not include options granted to management and the co-inventor of our Super Smart Card™ technology to acquire an aggregate of 83,000,000 shares of our common stock granted on February 13, 2002 and December 1, 2003. Attributable to such individuals by virtue of their being executive officers and or principal (i.e., 10%) stockholders of IVI Smart. As subsequently indicated, an aggregate of 30,000,000 of these options will not vest or become exercisable until the 20th day after an Information Statement has been sent to stockholders.
(2)	Includes options to acquire an aggregate of 31,425,000 shares of our common stock granted on February 13, 2002 and December 1, 2003. Does not include an aggregate of 23,146,209 shares of our common stock which may be attributable to Mr. Drizin by virtue of his 18% equity ownership of IVI, the parent of IVI Smart. As previously indicated, an aggregate of 6,925,000 of Mr. Drizin’s options will not vest or become exercisable until the 20th day after an Information Statement has been sent to stockholders.

(3)	Includes options to acquire an aggregate of 31,575,000 shares of our common stock granted on February 13, 2002 and December 1, 2003. As subsequently indicated, an aggregate of 12,075,000 of these options will not vest or become exercisable until the 20th day after an Information Statement has been sent to stockholders. Does not include an aggregate of 30,861,612 shares of our common stock which may be attributable to Ms. Grace by virtue of her 30% equity ownership of IVI, the parent of IVI Smart.
(4)	Includes options to acquire an aggregate of 20,000,000 shares of our common stock granted on February 13, 2002 and December 1, 2003. As subsequently indicated, an aggregate of 9,500,000 of these options will not vest or become exercisable until the 20th day after an Information Statement has been sent to stockholders. Does not include an aggregate of 11,573,105 shares of our common stock which may be attributable to Mr. Saito by virtue of his 10% ownership of IVI, the parent of IVI Smart.

Security Ownership of Management

The following information is furnished as of December 31, 2004, as to the number of shares of our Common Stock, $.001 par value per share owned beneficially by each of our executive officers and directors and by all of our executive officers and directors as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class
Mary A. Grace 117 East 57th Street, Apt 24G New York, NY 10022	2,575,000	(1)	1.5	(2)

Tamio Saito 1810 Old Oakland Road, #F San Jose, California 95131	2,500,000	(3)	1.5	(3)

David C. Williams 8 Brook Lane Courtland Manor, NY 10567	300,000		—

Terry N. Christensen 10250 Constellation Blvd. 19th Floor Los Angeles, CA 90076	—		—

F. Bo Zarnegin 9882 S. Santa Monica Blvd. Beverly Hills, CA 90211	800,000	(4)	—

All Officers and Directors as a Group of five persons	4,975,000		3	(2)(3)(4)

(1)	Does not include: (i) an aggregate of 1,100,000 shares owned of record by James Michael Phelan; or (ii) an aggregate of 1,300,000 shares owned of record by John Daniel Phelan, each adult sons of Mary Grace, neither of whom reside with her; or

(iii) an aggregate of 200,000 shares owned of record by David N. Phelan, Ms. Grace’s former spouse from whom she has been divorced since 1975. Ms. Grace disclaims beneficial ownership of the shares owned by her former husband and her adult children. Does not include an aggregate of 30,861,612 shares of our common stock which may be attributable to Ms. Grace by virtue of her 24% equity ownership of IVI, the parent of IVI Smart.

(2)	Does not include options to acquire an aggregate of 31,575,000 shares of our common stock granted on February 13, 2002 and December 1, 2003. As subsequently indicated, an aggregate of 9,500,000 of these options will not vest or become exercisable until the 20th day after an Information Statement has been sent to stockholders.
(3)	Does not include options to acquire an aggregate of 20,000,000 shares of our common stock granted on February 13, 2002 and December 1, 2003. As subsequently indicated, an aggregate of 9,500,000 of these options will not vest or become exercisable until the 20th day after an Information Statement has been sent to stockholders. Does not include an aggregate of 11,573,105 shares of our common stock which may be attributable to Mr. Saito by virtue of his 0% equity ownership IVI, the parent of IVI Smart.
(4)	Comprised of shares owned of record by the F. Bo Zarnegin Family Trust, of which Mr. Zarnegin serves as the Trustee. Mr. Zarnegin disclaims beneficial ownership of the shares owned by the F. Bo Zarnegin Family Trust. A person is deemed to be the beneficial owner of securities that can be acquired by such a person within 60 days from Record Date, upon exercise of options, warrants or convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such a person (but not those held by any other person) and are exercisable within 60 days from that date have been exercised. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of our voting securities beneficially owned by them.

Wayne Drizin, the co-inventor of our Super Smart Card™ technology, is a consultant and not a member of our management team. Notwithstanding the foregoing, the following is information concerning Mr. Drizin’s equity ownership in our Company:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class
Wayne Drizin 7225 Bermuda Road, Suite C Las Vegas, Nevada 89119	150,000	(1)	—	(1)

(1)	Does not include options to acquire an aggregate of 31,425,000 shares of our common stock granted on February 13, 2002 and December 1, 2003. As subsequently indicated, an aggregate of 6,925,000 of these options will not vest or become exercisable until the 20th day after an Information Statement has been sent to stockholders. Does not include an aggregate of 23,146,209 shares of our common stock which may be attributable to Mr. Drizin by virtue of his 18% equity ownership of IVI, the parent of IVI Smart.

Changes in Control

There have been no changes in control of the Company during the fiscal year years ended December 31, 2004.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2004, with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance, aggregated as follows: (i) all compensation plans previously approved by security holders; and (ii) all compensation plans not previously approved by security holders.

Equity Compensation Plan Information

	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS, AND RIGHTS(b)	WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS, AND RIGHTS(b)	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCES UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (a)(c)
Equity compensation plans approved by security holders	85,000,000	$.62	45,000,000

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Approximately 77% of our common shares are owned by IVI Smart, which is the sole owner of all of the Super Smart Card™ technology licensed to us in November 2000 for a 20 year term for commercialization throughout Asia and the United States. Mary A. Grace, our President, Chief Executive Officer and Chief Financial Officer, is a director, executive officer and principal stockholder of IVI Smart. Tamio Saito, our Chief Technology Officer, is also an executive officer and principal stockholder of IVI Smart.

The biometric fingerprint sensor incorporated in the Super Smart Card™ was developed by BioSensor LLC, a Hawaiian limited liability company (“BioSensor”), pursuant to a Confidential Technology Assignment and License Agreement dated as of May 1, 2003, with IVI Smart (the “License Agreement”). Pursuant to the License Agreement, IVI Smart granted to BioSensor the exclusive right to utilize certain of IVI Smart’s patent pending biometric fingerprint sensor technology to develop into a commercial sensor; and BioSensor granted to IVI Smart the exclusive rights to any sensor developed, produced and manufactured by BioSensor. In consideration for the licenses, IVI Smart agrees to pay a royalty to BioSensor equal to $.35 for each Super Smart Card™ sold or distributed by IVI Smart; and BioSensor issued 50,000,000 Common Units to IVI Smart. No other Common Units were issued by Biosensor. Accordingly, Biosensor is a wholly owned subsidiary of IVI Smart and an affiliate of our company.

Wayne Drizin, the co-inventor of our Super Smart Card™ technology and of our BVS2™ platform and associated applications, has been serving as a consultant to us since our inception. In lieu of salary and other remuneration, we have agreed to issue options to Mr. Drizin to purchase an aggregate of 31,425,000 shares of our common stock. On February 13, 2002, 31,425,000 options were granted at $.41 per share; and 6,925,000 were granted on December 1, 2003 at $1.00 per share. None of the options granted in 2003 will vest or become exercisable until the 20th day after we file an Information or Proxy Statement with the SEC, comply with any and all comments raised by the SEC, and mail the same to our stockholders. Accordingly, there can be no assurance that any of the 2003 options will ever become exercisable.

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

The BBT Agreement, which provides for mutual confidentiality and non-compete protection, is for a term of one year, and is thereafter automatically renewed for successive one year terms unless sooner terminated in accordance with its provisions. In consideration for BBT’s services, we agreed to promptly pay monthly invoices submitted by BBT. During the fiscal year ended December 31, 2004, we paid BBT an aggregate of $310,000 and $730,750, respectively, under the BBT Agreement.

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

On November 15, 2003, we entered into a written Compensation Settlement Agreement with Mary A. Grace, our President, Chief Executive Officer and Chief Financial Officer. Pursuant to the agreement, we agreed to pay Ms. Grace a salary of $250,000 per year commencing on January 1, 2004. In consideration for Ms. Grace’s releasing us from our obligation to accrue her former salary of $250,000 per year or $750,000 net of $300,000 in expenses that we paid on Ms. Grace’s behalf for the three years ending December 31, 2004, we agreed to pay to Ms. Grace a preferred distribution of 50% of future profits limited to $600,000. In addition, and in consideration for our return to Ms. Grace of certain of her marketable securities, Ms. Grace released us from any prior obligations under a contemplated agreement to purchase such securities.

We sublease approximately 7,000 square feet of research and development industrial/warehouse space at 1810 Old Oakland Road, #F, San Jose, California 95131 form BBT. We pay $3,000 per month and have the use of a conference room, office equipment, paved parking spaces, telephone and computer equipment. We sublease this space on a month to month basis without the benefit of a written sublease. We believe that our rental expense is equal or better than we could have negotiated for at arms length with a non-affiliated landlord for similarly situated space. Our space is adequate for our current needs and being utilized to approximately 80% of its capacity.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

3(i)*	Articles of Incorporation of Boppers Holdings, Inc., filed July 15, 1997, as amended August 11, 2000, as further amended December 22, 2000.

3(ii)*	Bylaws of e-Smart Technologies, Inc.

10(a)*	Exclusive Use and Distribution Agreement, dated as of October 26, 2001, by and between IVI Smart Technologies, Inc. & e-Smart Technologies, Inc.

10(b)*	Exclusive Use and Distribution Agreement, dated as of September 1, 2000, between Intermarket Ventures, Inc. and e-Smart Systems, Inc.

10(c)*	Notice and Consent, dated as of January 1, 2001, to that certain Exclusive Use and Distribution Agreement, dated as of September 1, 2000, between Intermarket Ventures, Inc. and e-Smart Systems, Inc.

10(d)*	Exclusive Use and Distribution Agreement, dated as of September 6, 2001, by and between IVI Smart Technologies, Inc. and e-Smart Technologies, Inc.

10(e)*	Exclusive Use and Distribution Agreement, dated August 27, 2000, by and between e-Smart Systems, Inc. and Newco (i.e., e-Smart City Card Co. Ltd., a Chinese JV company).

10(f)*	Advisory and Occupancy Services Agreement, dated May 29, 2003, but retroactively effective to January 1, 2001, by and between Associated Business Group, Inc. and e-Smart Technologies, Inc.

10(g)*	Compensation Settlement and Employment Agreement, dated as of November 15, 2003, by and between e-Smart Technologies, Inc. and Mary A. Grace.

10(h)*	Research and Development Services Agreement, dated as of January 1, 2001, and reduced to writing on May 29, 2003, by and between Big Bang Technologies, Inc and e-Smart Technologies, Inc.

10(i)*	E-Smart Technologies, Inc. 2003 Long Term Incentive Plan adopted December 1, 2003.

10(j)*	Master Teaming Agreement, dated as of February 27, 2004, by and between Samsung SDS Co., Ltd. and e-Smart Korea, Inc.

10(k)*	Cooperation Agreement, dated February 27, 2004, by and among e-Smart Technologies, Inc., Guo Xin Well-tel Technology Co., Ltd., and EarthNetMedia Trading Corporation.

10(l)*	Mutual Cooperation Agreement, dated February 25, 2004, by and between Daewoo International Corporation and e-Smart Korea, Inc.

10(m)**	Agreement with the Ministry of Transportation and Communication and the Republic of Kyrgyzstan’s Supervisory Institute for e-Government dated April 4, 2004 (the Kyrgyzstan Agreement”).

10(n)**	Agreement with the Ministry of Economy of the Republic of Uzbekistan, Uzbekistan Uzbekprom Association and the Bank Association of the Republic of Uzbekistan dated August 13, 2004 (the “Uzbekistan Agreement”).

10(o)**	Agreement with P.T. Primrose Gantari Indonesia dated November 8, 2004 (the “Indonesia Agreement”).

10(p)**	Agreement with the Samsung Student Card Project Agreement with Samsung SDS Co., LTD., and Kobile Inc. dated December 3, 2004 (the “Student Card Agreement”),

10(q)**	Agreement with Mybi Co, Ltd. dated December 3, 2004 (the Mybi Agreement”)

23.1**	Consent of Independent Registered Public Accounting Firm.

31.1**	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed
**	Filed herewith

Reports on Form 8-K

During the last quarter of the fiscal year ended December 31, 2004, we did not file any reports on Form 8-K.

ITEM 14. PRINCIPLE ACCOUNTANT FEES AND SERVICES

Audit Fees

On November 30, 2003, we engaged Rosenberg Rich Baker Berman & Company (“RRBB”) as our principal accountants to audit our annual financial statements for the fiscal years ended December 31, 2002 and 2003. Subsequently, we paid RRBB an aggregate of $39,425 in fees for professional services rendered in connection with these audits. On February 11, 2005, we engaged RRBB as our principal accountants to audit our annual financial statements for the fiscal year ended December 31, 2004. We expect to incur approximately $15,000 in fees for professional services rendered in connection with this audit.

Audit-Related Fees

There were no fees billed to us during the two fiscal year ended December 31, 2004, for professional services of RRBB for assurance and related services reasonably related to the performance of audit or review of our financial statements and not reported in the previous paragraph.

Tax Fees

There were no fees billed to us during the two fiscal year ended December 31, 2004, for professional services of RRBB for tax compliance and related tax services.

All Other Fees

There were no fees billed to us during the two fiscal year ended December 31, 2004, for services rendered by RRBB other than the services described in the previous three paragraphs.

The engagement of RRBB to render audit or non-audit services requires the prior approval of our Board of Directors since we do not yet have an audit committee of our Board of Directors.

SIGNATURES

In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: May 5, 2005

e-Smart Technologies, Inc.

By:	/s/ Mary A. Grace
Mary A. Grace, President,
Chief Executive Officer, and
Chief Financial Officer

Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Mary A. Grace
Mary A. Grace, Director

Dated: May 5, 2005

By:	/s/ Tamio Saito
Tamio Saito, Director

Dated: May 5, 2005

By:	/s/ David C. Williams
David C. Williams, Director

Dated: May 5, 2005

Exhibit Index

Exhibit Number	Description
10(m)	Agreement with the Ministry of Transportation and Communication and the Republic of Kyrgyzstan’s Supervisory Institute for e-Government dated April 4, 2004 (the Kyrgyzstan Agreement”).

10(n)	Agreement with the Ministry of Economy of the Republic of Uzbekistan, Uzbekistan Uzbekprom Association and the Bank Association of the Republic of Uzbekistan dated August 13, 2004 (the “Uzbekistan Agreement”).

10(o)	Agreement with P.T. Primrose Gantari Indonesia dated November 8, 2004 (the “Indonesia Agreement”).

10(p)	Agreement with the Samsung Student Card Project Agreement with Samsung SDS Co., LTD., and Kobile Inc. dated December 3, 2004 (the “Student Card Agreement”).

10(q)	Agreement with Mybi Co, Ltd. dated December 3, 2004 (the Mybi Agreement”).

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.