Form 10QSB
period 2005-03-31
E-SMART TECHNOLOGIES INC
filed 2005-05-17
CIK 1112999

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-QSB

(Mark One)

☒	Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2005

☐	Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to             .

Commission File No: 000-30717

e-SMART TECHNOLOGIES, INC.

(Name of small business in its charter)

Nevada	88-0409261
(State or other jurisdiction of incorporation)	(IRS Employer Id. No.)

222 Grace Church Street, Suite 300, Port Chester, NY 10573

(Address of Principal Office including Zip Code)

Issuer’s telephone Number: (914) 939-5081

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, $.001 par value, 173,272,612 shares at March 31, 2005.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

e-SMART TECHNOLOGIES, INC.

FORM 10-QSB - QUARTER ENDED MARCH 31, 2005

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited condensed consolidated balance sheet of the Registrant at March 31, 2005, the audited balance sheet at December 31, 2004, and the unaudited condensed consolidated statements of operations, shareholders’ impairment, and cash flows for the three month periods ended March 31, 2005 and March 31, 2004 follow. The unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

e-SMART TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

[Unaudited]

	March 31, 2005	December 31, 2004
Assets
Current assets -
Cash	$9,967	$42,857
Prepaid expenses	28,456	42,361

Total current assets	38,423	85,218

Leasehold Improvements and Equipment, net	41,518	42,518
License of Super Smart Card ™ Technology, net	104,520	105,720
Due from Biosensor, LLC, a related party	324,500	324,500
Lease Deposit	58,139	58,139

Total assets	$567,100	$616,095

Liabilities and Shareholders’ Impairment
Current liabilities -
Accounts payable	$387,620	$372,260
Note payable - Intermarket Ventures, a related party	450,000	314,000
Notes payable - other	117,500	117,500
Due Associated Business Group, a related party	12,427	12,427
Accrued officer’s compensation	271,427	212,758
Accrued expenses	104,891	72,015

Total current liabilities	1,343,865	1,100,960
Note Payable - Intermarket Ventures, a related party	1,450,000	930,400

Total liabilities	2,763,865	2,031,360

Shareholders’ Impairment -
Common shares, $.001 par, 200,000,000 authorized, 173,535,944 issued and outstanding	173,536	173,536
Additional paid in capital	61,053,801	61,053,801
Retained deficit	(63,454,102)	(62,642,602)

Total shareholders’ impairment	(2,226,765)	(1,415,265)

Total liabilities and shareholders’ impairment	$567,100	$616,095

See notes to condensed consolidated financial statements.

e-SMART TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

[Unaudited]

	Three Months Ended March 31,
	2005	2004
Net Revenue	$—	$—
Cost of revenue	—	—

Gross profit	—	—

Operating expenses:
Research and development	78,723	60,528
Selling, general and administrative	712,112	734,579
Interest	20,415	1,500

Total operating expenses	811,250	796,607

Loss before taxes	(811,250)	(796,607)
Income tax	250	250

Net Loss	$(811,500)	$(796,857)

Net income (loss) per common share - basic and fully-diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	173,535,944	171,582,774

See notes to condensed consolidated financial statements.

e-SMART TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF

SHAREHOLDERS’ IMPAIRMENT

[Unaudited]

			Additional Paid-in Capital	Accumulated Deficit	Total
	Common Stock
	Shares	Amount
Balance, January 1, 2004	170,707,012	$170,707	$59,497,446	$(59,878,347)	$(210,194)
Shares issued for cash	2,828,932	2,829	1,556,355	—	1,559,184
Net loss	—	—	—	(2,764,255)	(2,764,255)

Balance, December 31, 2004	173,535,944	173,536	61,053,801	(62,642,602)	(1,415,265)

Unaudited

Balance January 1, 2005	173,535,944	173,536	61,053,801	(62,642,602)	(1,415,265)
Net loss				(811,500)	(811,500)

Balance, March 31, 2005	173,535,944	$173,536	$61,053,801	$(63,454,102)	$(2,226,765)

See notes to condensed consolidated financial statements.

e-SMART TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

[Unaudited]

	Three Ended March 31,
	2005	2004
Cash flows of operating activities -
Net loss	$(811,500)	$(796,857)
Adjustments to reconcile net loss to net cash used by operations:
Depreciation and amortization	2,200	1,983
Decrease (increase) in assets -
Due from Associated Business Group, Inc.	—	28,762
Prepaid expenses	13,905	(31,783)
Increase (decrease) in liabilities -
Accounts payable	15,360	(7,137)
Accrued expenses	91,545	54,225

Net cash used by operating activities	(688,490)	(750,807)

Cash flows of investing activities -
Leasehold and improvements	—	(57,743)
Advances to Biosensor, LLC	—	(249,000)
Recoupment of e-Smart Korea deposit	—	151,000

Net cash used by investing activities	—	(155,743)

Cash flows of financing activities -
Proceeds from sale of common shares	—	1,070,122
Advances from Intermarket Ventures, a related party	655,600	—

Net cash provided by financing activities	655,600	1,070,122

Net increase(decrease) in cash	(32,890)	163,572
Cash at beginning of period	42,857	14,096

Cash at end of period	$9,967	$177,668

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of the Registrant and, since commencement of its operations on January 1, 2004, those of its wholly-owned subsidiary e-Smart Korea, Inc., and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month and three month periods ended March 31, 2005 and 2004, are not necessarily indicative of the results that may be expected for the respective years ended December 31, 2005 and 2004.

The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related footnotes included in the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, supplemented by the notes included herein.

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

Note 2 – Related Party Transactions

Common Ownership

Approximately 77% of the Registrant’s outstanding common shares are owned by IVI Smart Technologies, Inc., a Delaware corporation (the “Licensor”), that is the sole owner of all of the Super Smart Card™ technology licensed to the Registrant in November 2000, August 2001, and September 2001, for a 20-year term for commercialization throughout China, the remainder of Asia exclusive of China, and the United States of America, respectively. In addition, the Licensor’s parent, Intermarket Ventures, Inc., a Utah corporation (“Ventures”) has advanced the Registrant $930,400 in 6% term notes and 314,000 in 5% demand notes at various dates throughout the 2004, and $519,600 and $136,000, respectively, during the three months ended March 31, 2005. Mary A. Grace, the Registrant’s President and Chief Executive Officer, is a director, executive officer and principal stockholder of the Licensor and Ventures. Tamio Saito, the Registrant’s Chief Technology Officer, is also an executive officer and principal stockholder of the Licensor and Ventures. The Licensor is in a position to materially influence the direction of the Registrant, its efforts in raising the additional capital critical to its success, and the strategies employed in commercialization of the licensed technology, assuming the Registrant’s business plan is ultimately successful.

Note 3 – Going Concern

The Registrant’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As shown in the accompanying financial statements, the Registrant had negative working capital at March 31, 2005, of $1,305,442. In addition, the Registrant has incurred an accumulated deficit of $(63,454,102) through March 31, 2005. The Registrant is dependent upon the efforts of its management to raise proceeds from continued debt or equity placements to sustain the research and development and ultimate commercialization of their respective interests in the Super Smart Card™ technology. The Registrant’s ability to continue to receive the necessary level of funding support through the efforts of its management cannot be guaranteed. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Registrant is unable to continue as a going concern.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

The following discussion contains forward-looking statements regarding the Registrant, its business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Registrant’s actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include the Registrant’s ability to successfully exploit its licensed technology, develop new products and new markets for its licensed technology; the impact of competition on the Registrant’s proposed operations, changes in law or regulatory requirements that adversely affect or preclude customers from using the Registrant’s licensed technology, delays in the Registrant’s introduction of new products or services, and failure by the Registrant to keep pace with emerging technologies.

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

Three Months Ended March 31, 2005 and March 31, 2004

Revenues – Since obtaining the license to the Super Smart Card™ technology in November 2000, the Registrant has been engaged in research and development efforts to enhance and broaden the technology’s applications and in exploring the global market for its optimal commercialization. In the opinion of management, the Registrant’s Super Smart Card™ is ready for commercialization. This fact notwithstanding, the Registrant is still in its development stage for accounting purposes as it has not experienced revenues in either of the three month periods ended March 31, 2005 (“1Q05”) or March 31, 2004 (“1Q04”).

Cost of Revenues – Consistent with the Registrant still being in its development stage, it did not experience cost of revenues in either 1Q05 or 1Q04.

Operating Expenses - Operating expenses were $811,250 for 3Q05 compared to $796,607 for 1Q04 resulting in an increase of $14,643 or 2%. The principal factor underlying this modest increase was interest expense as marketing expenses and research and development were reasonably unchanged between periods(

Loss Before Taxes and Income Taxes – As a result of the foregoing, loss before taxes for 1Q05 was $(811,250) compared to $(796,607) for 1Q04 upon which the Registrant’s provision for taxes in both periods was solely attributable to minimum state franchise taxes payable.

Net Loss – Consistent with the foregoing analysis, the Registrant reported a net loss of $(811,250) or $(0.01) per share for 1Q05, compared to a net loss of $(796,857) or $(0.01) per share for 1Q04, based upon weighted average shares outstanding of 173,535,944 and 171,582,774, respectively.

Liquidity and Capital Resources - The Registrant has limited working capital and is dependent upon the efforts of its management in raising proceeds derived from private securities offerings for funds for the continuation of its proposed smart card business. Currently, the Registrant does not have any existing credit facilities or similar bank borrowing arrangements. The Registrant will need to obtain additional financing in order to carry out its entire business plan. There can be no assurance that any additional financing will be available to the Registrant on acceptable terms, if at all. If the Registrant raises additional funds by issuing additional equity securities, further dilution to existing equity holders will result. If adequate additional funds are not available, the Registrant may be required to curtail significantly its long term business objectives and the Registrant still may not be able to transition out of the development stage, notwithstanding that the BVS2™ systems and Super Smart Card™ and other smart card system technologies are ready for commercialization.

At March 31, 2005, the Registrant had current assets of $38,423 (including cash of $9,967), current liabilities of $1,343,865, and an accumulated deficit of $(63,454,102). The Registrant periodically evaluates its liquidity requirements, capital needs and availability of capital resources in view of its plans for commercialization of its technology, and other operating cash needs. In the opinion of Registrant’s management, the Registrant is entirely dependent upon a material infusion of capital from the sale of securities to its accredited investors during the next several months in order to sustain its current developmental efforts, commence commercial operations, and ultimately transition out of the development stage.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

During the quarter ended March 31, 2005, the Registrant continued to implement controls and procedures designed to ensure that information required to be disclosed in the reports that the Registrant files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon their evaluation of the controls and procedures implemented within 90 days of the filing date of this Quarterly Report, the Chief Executive and Chief Financial Officer of the Registrant concluded that the Registrant’s disclosure controls and procedures have been improved during the past three months. Such officer also concluded that the Registrant’s controls and procedures will likely equal or exceed those required of the Registrant within one or two more operating quarters.

Changes in Internal Controls

The Registrant made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial Officer.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

UPDATE

Administrative Proceeding

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

Between the date of the Initial Decision and the Remand Decision, we filed all of our delinquent periodic filings required under the Exchange Act.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

31.1	-	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

32.2	–	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

Reports on Form 8-K: None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

e-Smart Technologies, Inc.

By:	/s/ Mary A. Grace
Chief Executive Officer, and Director

By:	/s/ Mary A. Grace
Chief Financial Officer

Dated: May 13, 2005

Exhibit Index

Exhibit No.		Description
31.1	-	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

32.2	–	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003