Form 10QSB
period 2005-06-30
E-SMART TECHNOLOGIES INC
filed 2005-08-15
CIK 1112999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended: June 30, 2005

☐	Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File No: 000-30717

e-SMART TECHNOLOGIES, INC.

(Name of small business in its charter)

Nevada	88-0409261
(State or other jurisdiction of incorporation)	(IRS Employer Id. No.)

222 Grace Church Street, Suite 300, Port Chester, NY 10573

(Address of Principal Office including Zip Code)

Issuer’s telephone Number: (914) 939-5081

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:

Common Stock, par value $.001 per share, 186,531,339 shares at June 30, 2005.

Transitional Small Business Disclosure Format (Check one):     Yes  ☐    No  ☒

e-SMART TECHNOLOGIES, INC.

FORM 10-QSB – QUARTERLY PERIOD ENDED JUNE 30, 2005

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited condensed consolidated balance sheet of the Registrant at June 30, 2005, the audited balance sheet at December 31, 2004, and the unaudited condensed consolidated statements of operations, shareholders’ impairment, and cash flows for the three and six month periods ended June 30, 2005 and June 30, 2004 follow. The unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

e-SMART TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2005	December 31, 2004
Assets
Current assets -
Cash	$57,950	$42,857
Prepaid expenses	40,568	42,361

Total current assets	98,518	85,218
Leasehold Improvements and Equipment, net	42,175	42,518
License of Super Smart Card ™ Technology, net	102,505	105,720
Due from Biosensor, LLC, a related party	442,500	324,500
Lease Deposit	60,000	58,139

Total assets	$745,698	$616,095

Liabilities and Shareholders’ Impairment
Current liabilities -
Accounts payable	$279,650	$372,260
Note payable - Intermarket Ventures, a related party	450,000	314,000
Notes payable - other	87,500	117,500
Due Associated Business Group, a related party	62,427	12,427
Accrued officer’s compensation	319,579	212,758
Accrued expenses	108,655	72,015

Total current liabilities	1,307,811	1,100,960
Note Payable - Intermarket Ventures, a related party	1,475,596	930,400

Total liabilities	2,783,407	2,031,360

Shareholders’ Impairment -
Common shares, $.001 par, 200,000,000 shares authorized, 186,531,339 and 173,535,944 shares issued and outstanding at 6-30-05 and 12-31-04, respectively	186,531	173,536
Additional paid in capital	62,444,060	61,053,801
Retained deficit	(64,668,300)	(62,642,602)

Total shareholders’ impairment	(2,037,709)	(1,415,265)

Total liabilities and shareholders’ impairment	$745,698	$616,095

See notes to condensed consolidated financial statements.

e-SMART TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

[Unaudited]

	Six Months Ended June 30		Three Months Ended June 30
	2005	2004	2005	2004
Net Revenue	$—	$—	$—	$—
Cost of revenue	—	—	—	—

Gross profit	—	—	—	—

Operating expenses:
Research and development	315,244	214,210	236,521	153,682
General and administrative	1,664,164	1,268,950	952,052	534,371
Interest	45,640	3,000	25,225	1,500

Total operating expenses	2,025,048	1,486,160	1,213,798	689,553

Loss before taxes	(2,025,048)	(1,486,160)	(1,213,798)	(689,553)
Provision for taxes	650	500	400	250

Net Loss	$(2,025,698)	$(1,486,660)	$(1,214,198)	$(689,803)

Net loss per common share - basic and fully-diluted	$(0.01)	$(0.01)	$(0.01)	$(0.00)

Weighted average common shares shares outstanding outstanding	180,346,118	172,124,990	185,453,748	162,409,292

See notes to condensed consolidated financial statements.

e-SMART TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF

SHAREHOLDERS’ IMPAIRMENT

[Unaudited]

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance January 1, 2004	170,707,012	$170,707	$59,497,446	$(59,878,347)	$(210,194)
Shares issued for cash	2,828,932	2,829	1,556,355	—	1,559,184
Net loss	—	—	—	(2,764,255)	(2,764,255)

Balance, December 31, 2004	173,535,944	$173,536	$61,053,801	$(62,642,602)	$(1,415,265)

Balance January 1, 2005	173,535,944	$173,536	$61,053,801	$(62,642,602)	$(1,415,265)
Shares issued for cash	12,995,395	12,995	1,390,259	—	1,403,254
Net loss				(2,025,698)	(2,025,698)

Balance, June 30, 2005	186,531,339	$186,531	$62,444,060	$(64,668,300)	$(2,037,709)

See notes to condensed consolidated financial statements.

e-SMART TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

[Unaudited]

	Six Months Ended June 30,
	2005	2004
Cash flows of operating activities -
Net loss	$(2,025,698)	$(1,486,660)
Adjustments to reconcile net loss to net cash used by operations:
Depreciation and amortization	12,466	726
Decrease (increase) in assets -
Due from Associated Business Group, Inc.	—	31,334
Prepaid expenses	1,793	(59,635)
Increase (decrease) in liabilities -
Accounts payable	(92,610)	35,960
Due to Associated Business Group, Inc.		12,427
Accrued officer’s compensation	106,821	—
Accrued expenses	36,140	118,741
Income taxes payable	500	—

Net cash used in operating activities	(1,960,588)	(1,347,107)

Cash flows of investing activities -
Capital expenditures	(8,908)	(91,556)
System development	—	(136,000)
Increase in lease deposit	(1,861)	—
Advances to Biosensor, LLC	(118,000)	(154,500)
Recoupment of e-Smart Korea deposit	—	151,000

Net cash used in investing activities	(128,769)	(231,056)

Cash flows of financing activities -
Proceeds from sale of common shares	1,403,254	1,272,072
Advances from American Business Group, Inc.	50,000
Repayment of notes payable-other	(30,000)	—
Advances from Intermarket Ventures, a related party	681,196	300,000

Net cash provided by financing activities	2,104,450	1,572,072

Net increase(decrease) in cash	15,093	(6,091)
Cash at beginning of period	42,857	14,096

Cash at end of period	$57,950	$8,005

See notes to condensed consolidated financial statements.

e-SMART TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of the Registrant and, since commencement of its operations on January 1, 2004 those of its wholly-owned subsidiary e-Smart Korea, Inc., and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month and three month periods ended June 30, 2005 and 2004, are not necessarily indicative of the results that may be expected for the respective years ended December 31, 2005 and 2004.

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

Note 2 – Related Party Transactions

Common Ownership

Approximately 77% of the Registrant’s outstanding common shares are owned by IVI Smart Technologies, Inc., a Delaware corporation (the “Licensor”), that is the sole owner of all of the Super Smart Card™ technology licensed to the Registrant in November 2000, August 2001, and September 2001, for a 20-year term for commercialization throughout China, the remainder of Asia exclusive of China, and the United States of America, respectively. In addition, the Licensor’s parent, Intermarket Ventures, Inc., a Utah corporation (“Ventures”) has advanced the Registrant $930,400 in 6% term notes and 314,000 in 5% demand notes at various dates throughout 2004, and an additional $545,196 and $136,000, respectively, during the six months ended June 30, 2005. Mary A. Grace, the Registrant’s President and Chief Executive Officer, is a director, executive officer and principal stockholder of the Licensor and Ventures. Tamio Saito, the Registrant’s Chief Technology Officer, is also an executive officer and principal stockholder of the Licensor and Ventures. The Licensor is in a position to materially influence the direction of the Registrant, its efforts in raising the additional capital critical to its success, and the strategies employed in commercialization of the licensed technology, assuming the Registrant’s business plan is ultimately successful.

Note 3 – Going Concern

The Registrant’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As shown in the accompanying financial statements, the Registrant had negative working capital at June 30, 2005, of $ 1,209,293. In addition, the Registrant has incurred an accumulated deficit of $(2,037,709) through June 30, 2005. The Registrant is dependent upon the efforts of its management to raise proceeds from continued debt or equity placements to sustain the research and development and ultimate commercialization of their respective interests in the Super Smart Card™ technology. The Registrant’s ability to continue to receive the necessary level of funding support through the efforts of its management cannot be guaranteed. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Registrant is unable to continue as a going concern.

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

Six Months Ended June 30, 2005 and June 30, 2004

Revenues – Since obtaining the license to the Super Smart Card™ technology in November 2000, the Registrant has been engaged in research and development efforts to enhance and broaden the technology’s applications and in exploring the global market for its optimal commercialization. In the opinion of management, the Registrant’s Super Smart Card™ is ready for commercialization. This fact notwithstanding, the Registrant is still in its development stage for accounting purposes as it has not experienced revenues in either of the six month periods ended June 30, 2005 (“6M05”) or June 30, 2004 (“6M05”).

Cost of Revenues – Consistent with the Registrant still being in its development stage, it did not experience cost of revenues in either 6M05 or 6M04.

Operating Expenses - Operating expenses rose to $ 2,025,048 for 6M05 compared to $1,486,160 for 6M04; an increase of $538,888 or 36%. The principal factors underlying this increase were as follows: 1) increased marketing expenses during 6M05 compared to 6M04 consistent with the Registrant’s efforts to get closer to generating revenues, 2) an increase in general and administrative expenses during 6M05 consistent with the Registrant beginning to create the infrastructure it will require to oversee its affairs, and 3) an increase in research and development expenses in 6M05 in line with the Registrant’s technology becoming closer to commercialization.

Loss Before Taxes and Income Taxes – As a result of the foregoing, loss before taxes for 6M05 was $(2,025,048) compared to $(1,486,160) for 6M04 upon which the Registrant’s provision for taxes in both periods was solely attributable to minimum state franchise taxes payable.

Net Loss – Consistent with the foregoing analysis, the Registrant reported a net loss of $(2,025,698) or $(0.01) per share for 6M05, compared to a net loss of $(1,486,660) or $(0.01) per share for 6M04, based upon weighted average shares outstanding of 180,346,118 and 172,124,990, respectively.

Three Months Ended June 30, 2005 and June 30, 2004

Revenues – Since obtaining the license to the Super Smart Card™ technology in November 2000, the Registrant has been engaged in research and development efforts to enhance and broaden the technology’s applications and in exploring the global market for its optimal commercialization. In the opinion of management, the Registrant’s Super Smart Card™ is ready for commercialization. This fact notwithstanding, the Registrant is still in its development stage for accounting purposes as it has not experienced revenues in either of the three month periods ended June 30, 2005 (“2Q05”) or June 30, 2004 (“2Q04”).

Cost of Revenues – Consistent with the Registrant still being in its development stage, it did not experience cost of revenues in either 2Q05 or 2Q04.

Operating Expenses - Operating expenses rose to $1,213,798 for 2Q05 compared to $689,553 for 2Q04; an increase of $524,245 or 76%. The principal factors underlying this increase were as follows: 1) increased marketing expenses during 2Q05 compared to 2Q04 consistent with the Registrant’s efforts to get closer to generating revenues, 2) an increase in general and administrative expenses during 2Q05 consistent with the Registrant beginning to create the infrastructure it will require to oversee its affairs, and 3) an increase in research and development expenses in 2Q05 in line with the Registrant’s technology becoming closer to commercialization.

Loss Before Taxes and Income Taxes – As a result of the foregoing, loss before taxes for 2Q05 was $(1,213,798) compared to $(689,553) for 2Q04 upon which the Registrant’s provision for taxes in both periods was solely attributable to minimum state franchise taxes payable.

Net Loss – Consistent with the foregoing analysis, the Registrant reported a net loss of $(1,214,198) or $(0.01) per share for 2Q05, compared to a net loss of $(689,803) or $(0.00) per share for 2Q04, based upon weighted average shares outstanding of 185,453,748 and 162,409,292, respectively.

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

At June 30, 2005, the Registrant had current assets of $ 98,518 (including cash of $ 57,950), current liabilities of $ 1,307,811, and an accumulated deficit of $(2,037,709). The Registrant periodically evaluates its liquidity requirements, capital needs and availability of capital resources in view of its plans for commercialization of its technology, and other operating cash needs. In the opinion of Registrant’s management, the Registrant is entirely dependent upon a material infusion of capital from the sale of securities to its accredited investors during the next several months in order to sustain its current developmental efforts, commence commercial operations, and ultimately transition out of the development stage.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

During the quarter ended June 30, 2005, the Registrant continued to implement controls and procedures designed to ensure that information required to be disclosed in the reports that the Registrant files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon their evaluation of the controls and procedures implemented within 90 days of the filing date of this Quarterly Report, the Chief Executive and Chief Financial Officer of the Registrant concluded that the Registrant’s disclosure controls and procedures have been improved substantially during the past three months. Such officer also concluded that the Registrant’s controls and procedures will likely equal or exceed those required of the Registrant within one or two more operating quarters.

Changes in Internal Controls

The Registrant made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial Officer.

PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

Letter of Intent with MYBi, Inc.

On June 27, 2005, the Registrant, through e-Smart Korea, Inc., its wholly owned subsidiary (e-Korea”), entered into a letter of intent (the “LOI”), with MYBi, Inc., a Korean corporation and owner of certain proprietary technology to facilitate automated fare collection and other pre-paid micro-payments, that has entered into extensive agreements with certain entities in Busan and other locations in Korea for the use of such technology (“MYBi”). The LOI contemplated a strategic alliance with MYBi designed to facilitate the development, adoption, and use of automated fare collection, micro-payment and macro-payment systems in Korea and elsewhere that marry the Registrant’s proprietary biometric smartcard system with MYBi’s proprietary automated fare collection and micro-payment system. On July 25, 20005, and as enumerated in the Registrant’s Form 8-K Current Report filed on August 4, 2005, the Registrant, through e-Korea, entered into a ten year Strategic Alliance Agreement with MYBi, essentially embodying the terms of the LOI.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

31.1 – Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 – Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K: None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

e-Smart Technologies, Inc.

By:	/s/ Mary A. Grace
Chief Executive Officer, and Director

By:	/s/ Mary A. Grace
Chief Financial Officer

Dated: August 15, 2005

Exhibit Index

Exhibit Number	Description
31.1 –	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 –	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002