Form 10QSB
period 2005-09-30
E-SMART TECHNOLOGIES INC
filed 2005-11-14
CIK 1112999

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-QSB

(Mark One)

☒	Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended: September 30, 2005

☐	Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from              to             .

Commission File No: 000-30717

e-SMART TECHNOLOGIES, INC.

(Name of small business in its charter)

Nevada	88- 0409261
(State or other jurisdiction of incorporation)	(IRS Employer Id. No.)

222 Grace Church Street, Suite 300, Port Chester, NY 10573

(Address of Principal Office including Zip Code)

Issuer’s telephone Number: (914) 939 - 5081

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, $.001 par value, 200,000,000 shares at September 30, 2005.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

e-SMART TECHNOLOGIES, INC.

FORM 10-QSB - QUARTER ENDED SEPTEMBER 30, 2005

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited condensed consolidated balance sheet of the Registrant at September 30, 2005, the audited balance sheet at December 31, 2004, and the unaudited condensed consolidated statements of operations, shareholders’ equity (impairment), and cash flows for the nine month periods ended September 30, 2005 and September 30, 2004 follow. The unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. The unaudited interim financial statements at and for the nine and three months ended September 30, 2005 have not been reviewed by the Registrant’s independent accountants.

e-SMART TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

[Unaudited]

	September 30, 2005 [not reviewed]	December 31, 2004
Assets
Current assets -
Cash	$329,295	$42,857
Prepaid expenses	46,614	42,361
Subscriptions receivable	526,072	—

Total current assets	901,981	85,218
Leasehold Improvements and Equipment, net	112,602	42,518
License of Super Smart Card ™ Technology, net	100,897	105,720
Due from Biosensor, LLC, a related party	324,500	324,500
Deposits	2.650	58,139

Total assets	$1,442,630	$616,095

Liabilities and Shareholders’ Equity (Impairment)
Current liabilities -
Accounts payable	$297,561	$372,260
Note payable – IVI Smart Technologies, Inc., a related party	—	314,000
Notes payable, other	77,500	117,500
Due Associated Business Group, a related party	62,427	12,427
Accrued officer’s compensation	353,272	212,758
Accrued expenses	4,500	72,015

Total current liabilities	795,260	1,100,960
Note Payable – IVI Smart Technologies, Inc., a related party	—	930,400

Total liabilities	795,260	2,031,360

Shareholders’ Equity (Impairment) -
Common shares, $.001 par, 200,000,000 authorized, 200,000,000 and 173,535,944 issued and outstanding, respectively	200,000	173,536
Additional paid in capital	66,533,017	61,053,801
Retained deficit	(66,085,647)	(62,642,602)

Total shareholders’ equity (impairment)	647,370	(1,415,265)

Total liabilities and shareholders’ equity (impairment)	$1,442,630	$616,095

See notes to condensed consolidated financial statements.

e-SMART TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

[Unaudited]

	Nine Months Ended September 30		Three Months Ended September 30
	2005 [not reviewed]	2004	2005 [not reviewed]	2004
Net Revenue	$—	$—	$—	$—

Cost of revenue	—	—	—	—

Gross profit	—	—	—	—

Operating expenses:
Research and development	613,073	413,664	297,829	199,454
General and administrative	2,773,432	1,625,769	1,109,268	356,819
Interest	55,640	12,737	10,000	9,737

Total operating expenses	3,442,145	2,052,170	1,417,097	566,010

Loss before taxes	(3,442,145)	(2,052,170)	(1,417,097)	(566,010)

Provision for taxes	900	750	250	250

Net Loss	$(3,443,045)	$(2,052,920)	$(1,417,347)	$(566,260)

Net loss per common share - basic and fully-diluted	$(0.02)	$(0.01)	$(0.01)	$(0.00)

Weighted average common shares outstanding	183,834,970	172,434,276	190,614,554	173,127,610

See notes to condensed consolidated financial statements.

e-SMART TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF

SHAREHOLDERS’ EQUITY (IMPAIRMENT)

[Unaudited]

			Additional Paid-in Capital	Accumulated Deficit	Total
	Common Stock
	Shares	Amount
Balance, January 1, 2004	170,707,012	$170,707	$59,497,446	$(59,878,347)	$(210,194)
Shares issued for cash	2,828,932	2,829	1,556,355	—	1,559,184
Net loss	—	—	—	(36,771,607)	(36,771,607)

Balance, December 31, 2004	173,535,944	$173,536	$61,053,801	$(62,642,602)	$(1,415,265)

Unaudited and not reviewed

Balance January 1, 2005	173,535,944	$173,536	$61,053,801	$(62,642,602)	$(1,415,265)
Shares issued for cash	26,464,056	26,464	5,479,216	—	5,505,680
Net loss	—	—	—	(3,443,045)	(3,443,045)

Balance, September 30, 2005	200,000,000	$200,000	$66,533,017	$(66,085,647)	$647,370

See notes to condensed consolidated financial statements.

e-SMART TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

[Unaudited]

	Nine Months Ended September 30,
	2005 [not reviewed]	2004
Cash flows of operating activities -
Net loss	$(3,443,045)	$(2,052,920)
Adjustments to reconcile net loss to net cash used by operations:
Depreciation and amortization	17,112	5,182
Decrease (increase) in assets -
Due from Associated Business Group, Inc.	—	31,334
Prepaid expenses	(4,253)	(30,456)
Increase (decrease) in liabilities-
Accounts payable	(74,699)	102,766
Due to Associated Business Group, Inc.	50,000	12,427
Accrued officer’s compensation	140,514	—
Accrued expenses	(67,515)	170,514

Net cash used by operating activities	(3,381,886)	(1,761,153)

Cash flows of investing activities -
Leasehold improvements and equipment	(24,234)	(97,781)
System development	—	(136,000)
Advances to Biosensor, LLC	—	(159,500)
(Increase) decrease in deposits	(2,650)	151,000

Net cash used by investing activities	(26,884)	(242,281)

Cash flows of financing activities -
Proceeds from sale of common shares, net of subscriptions receivable	4,979,608	1,384,573
Reduction of notes payable	(40,000)	—
Reduction (increase) of notes due IVI Smart
Technologies, Inc., a related party	(1,244,400)	614,000

Net cash provided by financing activities	3,695,208	1,998,573

Net increase (decrease) in cash	286,438	(4,861)
Cash at beginning of period	42,857	14,096

Cash at end of period	$329,295	$9,235

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of the Registrant and, since commencement of its operations on January 1, 2004 those of its wholly-owned subsidiary e-Smart Korea, Inc., and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month and three month periods ended September 30, 2005 and 2004, are not necessarily indicative of the results that may be expected for the respective years ended December 31, 2005 and 2004.

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

Note 2 – Related Party Transactions

Common Ownership

Approximately 42% of the Registrant’s outstanding common shares are owned by IVI Smart Technologies, Inc., a Delaware corporation (“IVI”), that is the sole owner of all of the Super Smart Card™ technology licensed to the Registrant in November 2000, August 2001, and September 2001, for a 20-year term for commercialization throughout China, the remainder of Asia exclusive of China, and the United States of America, respectively. In addition, IVI had advanced the Registrant $450,000 and $2,455,000 in 5% demand notes and 6% term notes, respectively, at various dates through September 30, 2005.

Effective September 30, 2005, and in connection with a plan of reorganization and recapitalization approved by shareholders on October 14, 2005, IVI forgave its aggregate advances to the Registrant of $2,905,000 in exchange for the right to receive its pro-rata share of a newly designated Series A Preferred Stock. See Submission of Matters to a Vote of Security Holders and Plan of Reorganization under Part II, Item 4 below.

Mary A. Grace, the Registrant’s President and Chief Executive Officer, is a director, executive officer and principal stockholder of IVI. Tamio Saito, the Registrant’s Chief Technology Officer, is also an executive officer and principal stockholder of IVI. As such, IVI is in a position to materially influence the direction of the Registrant, its efforts in raising the additional capital critical to its success, and the strategies employed in commercialization of the licensed technology, assuming the Registrant’s business plan is ultimately successful.

Note 3 – Going Concern

The Registrant’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As shown in the accompanying financial statements, the Registrant had working capital at September 30, 2005, of $106,721 and a loss of $(3,443,045) for the current nine month period. In addition, the Registrant has incurred an accumulated deficit of $(66,085,647) through September 30, 2005. The Registrant is dependent upon the efforts of its management to raise proceeds from continued debt or equity placements to sustain the research and development and ultimate commercialization of their respective interests in the Super Smart Card™ technology. The Registrant’s ability to continue to receive the necessary level of funding support through the efforts of its management cannot be guaranteed. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Registrant is unable to continue as a going concern.

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

Nine Months Ended September 30, 2005 and September 30, 2004

Revenues – Since obtaining the license to the Super Smart Card™ technology in November 2000, the Registrant has been engaged in research and development efforts to enhance and broaden the technology’s applications and in exploring the global market for its optimal commercialization. In the opinion of management, the Registrant’s Super Smart Card™ is ready for commercialization. This fact notwithstanding, the Registrant is still in its development stage for accounting purposes as it has not experienced revenues in either of the nine month periods ended September 30, 2005 (“9M05”) or September 30, 2004 (“9M04”).

Cost of Revenues – Consistent with the Registrant still being in its development stage, it did not experience cost of revenues in either 9M05 or 9M04.

Operating Expenses - Operating expenses rose to $3,442,145 for 9M05 compared to $2,052,170 for 9M04; an increase of $1,389,975 or 68%. The principal factors underlying this increase were as follows: 1) increased marketing expenses during 9M05 compared to 9M04 consistent with the Registrant’s efforts to get closer to generating revenues, 2) an increase in general and administrative expenses during 9M05 consistent with the Registrant beginning to create the infrastructure it will require to oversee its affairs, and 3) an increase in research and development expenses in 9M05 in line with the Registrant’s technology becoming closer to commercialization.

Loss Before Taxes and Income Taxes – As a result of the foregoing, loss before taxes for 9M05 was $(3,442,145) compared to $(2,052,170) for 9M04 upon which the Registrant’s provision for taxes in both periods was solely attributable to minimum state franchise taxes payable.

Net Loss – Consistent with the foregoing analysis, the Registrant reported a net loss of $(3,443,045) or $(0.02) per share for 9M05, compared to a net loss of $(2,052,920) or $(0.01) per share for 9M04, based upon weighted average shares outstanding of 183,834,970 and 172,434,276, respectively.

Three Months Ended September 30, 2005 and September 30, 2004

Revenues – Since obtaining the license to the Super Smart Card™ technology in November 2000, the Registrant has been engaged in research and development efforts to enhance and broaden the technology’s applications and in exploring the global market for its optimal commercialization. In the opinion of management, the Registrant’s Super Smart Card™ is ready for commercialization. This fact notwithstanding, the Registrant is still in its development stage for accounting purposes as it has not experienced revenues in either of the three month periods ended September 30, 2005 (“3Q05”) or September 30, 2004 (“3Q04”).

Cost of Revenues – Consistent with the Registrant still being in its development stage, it did not experience cost of revenues in either 3Q05 or 3Q04.

Operating Expenses - Operating expenses were $1,417,097 for 3Q05 compared to $566,010 for 3Q04 resulting in an increase of $851,057 or 150%. The principal factors underlying this increase were as follows: (1) increased marketing expenses during 3Q05 compared to 2Q04 consistent with the Registrant’s efforts to get closer to generating revenues and (2) increased research and development expenses in 3Q05, and (3) increased general and administrative expenses during 3Q05 consistent with the Registrant beginning to create the infrastructure it will require to oversee its affairs.

Loss Before Taxes and Income Taxes – As a result of the foregoing, loss before taxes for 3Q05 was $(1,417,097) compared to $(566,010) for 3Q04 upon which the Registrant’s provision for taxes in 3Q05 was solely attributable to minimum state franchise taxes payable.

Net Loss – Consistent with the foregoing analysis, the Registrant reported a net loss of $(1,417,347) or $(0.01) per share for 3Q05, compared to a net loss of $(566,260) or $(0.00) per share for 3Q04, based upon weighted average shares outstanding of 190,614,554 and 173,127,610, respectively.

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

At September 30, 2005, the Registrant had current assets of $901,981 (including cash of $329,295), current liabilities of $795,260, and an accumulated deficit of $(66,085,647). The Registrant periodically evaluates its liquidity requirements, capital needs and availability of capital resources in view of its plans for commercialization of its technology, and other operating cash needs. In the opinion of Registrant’s management, the Registrant is entirely dependent upon a material infusion of capital from the sale of securities to its accredited investors during the next several months in order to sustain its current developmental efforts, commence commercial operations, and ultimately transition out of the development stage.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

During the quarter ended September 30, 2005, the Registrant continued to implement controls and procedures designed to ensure that information required to be disclosed in the reports that the Registrant files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon their evaluation of the controls and procedures implemented within 90 days of the filing date of this Quarterly Report, the Chief Executive and Chief Financial Officer of the Registrant concluded that the Registrant’s disclosure controls and procedures have been improved during the past three months. Such officer also concluded that the Registrant’s controls and procedures will likely equal or exceed those required of the Registrant within one or two more operating quarters.

Changes in Internal Controls

The Registrant made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial Officer.

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On October 14, 2005 stockholders owning the majority 101,015,283 of the 200,000,000 common shares of the Registrant that were outstanding on that date consented in writing to resolutions adopting a plan of reorganization and recapitalization (the “Plan”) simultaneously adopted by the Registrant’s Board of Directors. The Plan, which was summarized in the Registrant’s Form 8-K Current Report filed on October 24, 2005, and hereby incorporated herein by reference, authorized a one (1) for forty (40) share reverse split of the issued and outstanding (but not authorized) shares of the Registrant’s common stock, $.001 par value per share and all outstanding options (the “Reverse Split”), the exchange of all post split, non-founder options on the terms set forth herein, and the designation of 7,000,000 shares of the 20,000,000 authorized preferred shares as Series A Preferred Stock and the issuance of 5,000,000 shares of Preferred Stock in exchange for current shareholdings and option-holdings of management and the stockholdings and debt forgiveness of IVI, our principal stockholder.

ITEM 6. EXHIBITS

Part I Exhibits

31.1	Principal Executive and Financial Officer’s Certification

32.1	Section 1350 Certification

Part II Exhibits

3(i)*	Articles of Incorporation of Boppers Holdings, Inc., filed July 15, 1997, as amended August 11, 2000, as further amended December 22, 2000.

3(ii)*	Bylaws of e-Smart Technologies, Inc.

10(a)*	Exclusive Use and Distribution Agreement, dated as of October 26, 2001, by and between IVI Smart Technologies, Inc. & e-Smart Technologies, Inc.

10(b)*	Exclusive Use and Distribution Agreement, dated as of September 1, 2000, between Intermarket Ventures, Inc. and e-Smart Systems, Inc.

10(c)*	Notice and Consent, dated as of January 1, 2001, to that certain Exclusive Use and Distribution Agreement, dated as of September 1, 2000, between Intermarket Ventures, Inc. and e-Smart Systems, Inc.

10(d)*	Exclusive Use and Distribution Agreement, dated as of September 6, 2001, by and between IVI Smart Technologies, Inc. and e-Smart Technologies, Inc.

10(e)*	Exclusive Use and Distribution Agreement, dated August 27, 2000, by and between e-Smart Systems, Inc. and Newco (i.e., e-Smart City Card Co. Ltd., a Chinese JV company).

10(f)*	Advisory and Occupancy Services Agreement, dated May 29, 2003, but retroactively effective to January 1, 2001, by and between Associated Business Group, Inc. and e-Smart Technologies, Inc.

10(g)*	Compensation Settlement and Employment Agreement, dated as of November 15, 2003, by and between e-Smart Technologies, Inc. and Mary A. Grace.

10(h)*	Research and Development Services Agreement, dated as of January 1, 2001, and reduced to writing on May 29, 2003, by and between Big Bang Technologies, Inc and e-Smart Technologies, Inc.

10(i)*	E-Smart Technologies, Inc. 2003 Long Term Incentive Plan adopted December 1, 2003.

10(j)*	Master Teaming Agreement, dated as of February 27, 2004, by and between Samsung SDS Co., Ltd. and e-Smart Korea, Inc.

10(k)*	Cooperation Agreement, dated February 27, 2004, by and among e-Smart Technologies, Inc., Guo Xin Well-tel Technology Co., Ltd., and EarthNetMedia Trading Corporation.

10(l)*	Mutual Cooperation Agreement, dated February 25, 2004, by and between Daewoo International Corporation and e-Smart Korea, Inc.

10(m)*	Agreement with the Ministry of Transportation and Communication and the Republic of Kyrgyzstan’s Supervisory Institute for e-Government dated April 4, 2004 (the Kyrgyzstan Agreement”).

10(n)*	Agreement with the Ministry of Economy of the Republic of Uzbekistan, Uzbekistan Uzbekprom Association and the Bank Association of the Republic of Uzbekistan dated August 13, 2004 (the “Uzbekistan Agreement”).

10(o)*	Agreement with P.T. Primrose Gantari Indonesia dated November 8, 2004 (the “Indonesia Agreement”).

10(p)*	Agreement with the Samsung Student Card Project Agreement with Samsung SDS Co., LTD., and Kobile Inc. dated December 3, 2004 (the “Student Card Agreement”),

10(q)*	Agreement with Mybi Co, Ltd. dated December 3, 2004 (the Mybi Agreement”)

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1**	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

e-Smart Technologies, Inc.

By:	/s/ Mary A. Grace
Chief Executive Officer, and Director

By:	/s/ Mary A. Grace
Chief Financial Officer

Dated: November 14, 2005