Form 10KSB
period 2005-12-31
E-SMART TECHNOLOGIES INC
filed 2006-04-17
CIK 1112999

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT 1934:

For the Fiscal Year Ended December 31, 2005

Commission File Number: 0-30717

E-SMART TECHNOLOGIES, INC.

(Name of Small Business Issuer in its Charter)

Nevada	88-0409261
(State of Incorporation)	(I.R.S. Employer Identification No.)

526 West 26th Street, Suite 710, New York, NY 10001

(Address of Principal Executive Office, including Zip Code)

(212) 727-3790

(Issuer’s Telephone Number)

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, $.001 PAR VALUE

(Title of Class)

Check whether Issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Issuer’s revenues for the two years ended December 31, 2005: $ -0-

The aggregate market value of Common Stock held by non-affiliates at March 31, 2006 was $7,650,000.

Shares of Common Stock, $.001 par value per share, outstanding at March 31, 2006: 200,000,000 shares. The total number of authorized and issued shares will increase, pursuant to the current Plan of Reorganization, to 400,000,000.

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

We believe it is important to communicate our expectations to our investors. There may be events in the future, however, that we are not able to accurately predict or over which we have no control. The risk factors listed below, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we described in our forward-looking statements. Before any investment is made in our securities, awareness that the occurrence of any of the events described in the risk factor section and elsewhere in this report, and other events that we have not predicted or assessed could have a material adverse effect on our ability to transition out of the development stage. In such case, the price of our securities could decline and any investor may lose all or part of the investor’s investment.

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

Pursuant to the terms of the Merger Agreement: Registrant’s present management assumed control of the Company and its name was changed from Boppers Holdings, Inc. to e-Smart Technologies, Inc., effective as of December 22, 2000.

We have limited operations, and, in accordance with SFAS#7, we are considered a development stage company. We have an administrative office located at 526 West 26th Street, Suite 710, New York, NY 10001. Our registered agent in the State of Nevada is The Corporation Service Company and our transfer agent is Holladay Stock Transfer Company of Scottsdale, Arizona. Our common stock trades in the over-the-counter market under the symbol ESMT. Our telephone number is (212) 727-3790.

Pursuant to subsequent grants of rights from IVI Smart (defined hereinafter), we directly own the exclusive license for certain technologies for the U.S.A. and Asia except China. In addition, and through our wholly owned subsidiary e-Smart Systems, Inc., a Nevada corporation, we own the exclusive license for China to the smart card technology and any and all other smart card related assets originally developed or otherwise owned by IVI, one of our major shareholders, and now owned by IVI Smart Technologies, Inc., a Delaware corporation and subsidiary of IVI (“IVI Smart”). This technology is, we believe, the most advanced biometrically protected, multi-application smart card solution, . the “Super Smart Card System.” We have sublicensed the rights to market the technology to state and federal agencies to our forty-five (45%) percent owned affiliate, Homeland Defense, Inc., a Nevada corporation, which is majority owned (fifty-five (55%) percent) by our Chairman, Chief Executive Officer, President and Chief Financial Officer Mary Grace.

Recent Developments

Letter of Intent and Agreement with MYBi, Inc.

On, July 25, 2005, and as enumerated in Item 5 of our Form 10-QSB Quarterly Report filed on August 15, 2005, e-Smart Korea entered into a ten year Strategic Alliance Agreement with MYBi. The Agreement contemplates joint activities designed to facilitate the rapid deployment, adoption, and use of a combined IC Card based payment system that incorporates both MYBi’s automated fare collection and micro-payment systems and e-Smart’s “macro-payment” systems, all on e-Smart’s Super Smart Card™. The Agreement also contemplates the joint promotion of our combined systems globally and the creation of a global payment network and processing system to facilitate the growth of Super Smart Card™ worldwide.

The Agreement requires us: (i) to distribute a designated number of terminals, in stages, throughout South Korea and to provide Super Smart Cards™ necessary to meet consumer demand but subject to defined limits with overages at our discretion; (ii) to either purchase or cause an affiliate of e-Smart to purchase approximately 15% of MYBI’s current issued and outstanding shares at a negotiated price from certain existing shareholders; (iii) to cause the same affiliate of e-Smart to purchase a senior convertible debenture and warrant from MYBi (collectively the “Debenture”) with a conversion price on the debenture shares alone that allows the buyer to purchase a minimum of 10.1 percent of a new issuance of MYBi shares (on a fully diluted basis at a designated price); and (iv) to create, operate, and service an Operations Center in Korea necessary to process the Super Smart Cards™ and any other type of non-cash payments other than Automated Fare Collections and other traditional MYBi e-purse transactions. Upon completion of the MYBi share purchase and debenture transactions as mentioned above, e-Smart’s affiliate will obtain the following from MYBi: (i) at least one permanent seat on MYBi’s Board of Directors as well as one seat on MYBi’s financial control board; and (ii) specified veto rights with respect to major decisions and with respect to any spending outside the usual course of MYBi’s business; and (iii) customary assurances with respect to continuation of management and business plans as well as other customary covenants and negative covenants. In addition, MYBi is required to hire a manager designated by us as a full time management employee for harmonious coordination of our joint project.

The Agreement requires MYBi to: (i) utilize the funds received as a result of our purchase of the Debenture to upgrade its existing system and as additional working capital; (ii) jointly with us use commercially reasonable efforts to cause and assist mutually-agreed upon financial institutions to issue Super Smart Cards™ using our BIIN and our payment processing system in Korea; (iii) use commercially reasonable efforts to provide assistance to our sales force and marketing team and non-technical servicing team in Korea to fulfill designated performance metrics; (iv) use commercially reasonable efforts to refrain from issuing any MYBi accessory cards in real-name card issuance situations (i.e., where payment cards are required to be issued on a real-name basis) such as schools, private educational institutes, corporations, banks, stock markets, insurances, and credit cards, etc; (v) process automated fare collection and other prepaid micro-payments in Korea in a manner consistent with its service level prior to the effective date of the Agreement; and (vi) use commercially reasonable efforts to assist us in securing and maintaining any and all registrations, permits, licenses, approvals, certificates and other governmental actions required to be secured and maintained by us for the activities contemplated by the Agreement. Any such registration, permit, license, approval, certificate or other action will be secured and maintained solely in the name of e-Smart Korea.

In consideration for a designated nominal annual royalty and a royalty based upon generated profits in any such territory, and subject to a prohibition against our decompiling, disassembling, or reverse engineering the licensed technology; the Agreement grants us an exclusive, non-transferable license to use MYBi’s proprietary know-how and systems anywhere in the world except Korea (which is granted separately in the Agreement as described above). In addition to the standard representations and warranties, the Agreement provides for mutual non-competition and confidentiality protection.

The Plan of Reorganization and Recapitalization.

In October 2005, our Board of Directors adopted resolutions ratifying and approving a plan of reorganization and recapitalization (the “Plan”), which plan is intended to enable us to:

•	Achieve a listing on a national securities exchange;

•	Transition into the commercialization of our Super Smart Card™ and Biometric Verification Security System (BVS2™) and other technologies;

•	Enhance our position with our strategic partners;

•	Position us to more effectively enter the long term capital markets as a means of delivering our growing backlog of contracts for the use of our technologies;

•	Enable us to respond more effectively to any takeover efforts; and

•	Maximize shareholder values.

The Plan provided inter alia for a one-for-thirty reverse split of all issued and outstanding (but not authorized) shares of common stock and options; and the exchange of all management, founders and principal stockholder’s common stock and options for 5,000,000 shares of Series A Preferred Stock, $.01 par value per share (the “Preferred Stock”) which would vest our management and principal stockholder with ongoing 70% voting control of our company.

In consideration of each of their pro-rata share of the 5,000,000 shares of Preferred Stock, each of our founders agreed to:

•	Surrender all options and all post reverse split shares held by them to our treasury;

•	Enter into a five-year written employment agreement with us containing confidentiality and non-compete provisions and agreeing to take all steps necessary to effect licensing to us of all intellectual property which is developed during and within the scope of this employment;

•	Relinquish conversion and dividend rights per the terms of the Preferred Stock;

Similarly, in consideration for our pro-rata share of the 5,000,000 shares of Preferred Stock IVI Smart Technologies, Inc., agreed to;

•	Surrender all post reverse split shares held by it to our treasury;

•	Forgive our indebtedness of $2,724,722 together with the interest thereon and waive the return of fifty million common shares also owed to it by us; and

•	Relinquish conversion and dividend rights per the terms of the Preferred Stock.

On October 14, 2005, the Plan was approved by the written consent of stockholders owning a majority of the 200,000,000 common shares that were outstanding on that date. The stated reasons for the action were to enhance our capital structure, our access to capital markets, our ability to respond to any acquisition efforts and to enhance shareholder value.

Given the nature of the actions taken by the Board, the approval by the Board and the majority of shareholders, and the absence of appraisal rights under Nevada law, no Information Statement was disseminated.

Our Board of Directors authorized management to take all steps necessary to effect the Plan. However, and principally as a result of a capital liquidity opportunity that presented itself, the Plan was not implemented during the fiscal year covered by this report.

Based on the terms and circumstances of the capital liquidity opportunity, the Plan is being implemented in accordance with the approvals received from the Board and Stockholders, to effectuate its terms and stated purposes, but without a reverse split or issuance of Preferred Shares. Accordingly, and in exchange for and in consideration of the terms and conditions set forth above, the principal stockholder and founders will receive the equivalent of 5,000,000 shares of post reverse Preferred Shares, i.e., 200,000,000 shares of Common Stock. The principal stockholder and founders have agreed to adhere to and comply with the terms and conditions as set forth above including forgiveness of the Company’s indebtedness of $2,724,722. To the extent that there are material changes in the terms and conditions of the capital liquidity opportunity, the effectuation of the Plan of Reorganization may be altered accordingly.

Products

The Company, IVI Smart and our subsidiaries and affiliates are all principally engaged in the business of creating, marketing, manufacturing, installing, operating and maintaining proprietary systems that are designed to positively authenticate each and every end user of any networked or local access system while protecting all information residing on or transported by the system. These products are designed to provide assurance that the user is the person that he or she claims to be and has the credential to access the premises or information being sought.

We intend to earn income primarily from transaction fees and/or other service based fees connected to the use of our systems once installed. We do not intend to either manufacture or install systems on our own; rather, we intend to outsource manufacturing of our Super Smart Card™, Super Smart Readers and proprietary components under OEM agreements; and to outsource installation to select “partners” that are major systems integrators in each country of installation. Prior to the sale of a system, our business activities are strictly limited to marketing, research and development, and customer customization. After a sale is made, we will supervise the manufacture and installation of the system and, once deployed, operate the system on behalf of the purchaser. By outsourcing all other activities, we hope to keep our cost of operations down and minimize the complexity of our business.

One of the key distinctions of our system from all other systems is our proprietary smart card, the Super Smart Card™. We believe that we are the world’s first and currently still the only provider of a commercially available dual ISO 7816 (contact) and ISO 14443 B (wireless) compatible smart card featuring a fingerprint sensor onboard, a biometric matching engine onboard and a multi-application microprocessor. To our knowledge, as of the date hereof, the Super Smart Card™ is the only dual-interface biometrically activated, microprocessor-based smart card product available for deployment today. Because our Super Smart Card™ contains a microprocessor, it can process information and run multiple applications. Because our Super Smart Cards™ have an on-board digital fingerprint sensor, hold a biometric fingerprint template, and have an onboard biometric matching engine, our Super Smart Cards™ are able to perform an ID verification without reference to any network (or any other) database. For this reason, we call the Super Smart Card™ biometrically activated or biometrically powered. Our cards are referred to as “dual interface” because they work either in conjunction with a reader that requires physical contact with the card to supply power and to transfer data or with a reader that does not require physical contact with a card reader, as power and data are transferred to each card through an electro-magnetic field generated by such a card reader. Our Super Smart Card™ combines the benefits of microprocessors, biometrics and dual interface cards in an ISO compatible system and form-factor.

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

The BVS2™ can be customized to support a large number of applications in a multitude of markets. Some of the markets for which we have customized solutions for the BVS2™platform include national security, immigration/border crossing, ID-fraud free credit/debit card pre-processing, welfare/food-stamp benefits and medical services. We believe that there is no existing practical limit to the number or types of applications we can customize our system to run.

Our products offer the following benefits:

•	The information stored on our card and transferred between the card and the reader is secured behind biometric activation and is protected by both physical and software encryption down to the physical layer (our PrestoChango protection system);

•	The biometric system being completely on the card with full independent operation capabilities allows for identity and credential verification even during emergency situations where denial of service attacks or other network outages prevent network database access and would cause many other systems to fail;

•	Our Super Smart Cards™ support multiple, independent applications secured even from each other on the same card, each protected by the biometric and each protected end-to-end throughout the system by our proprietary information protection system, “PrestoChango”;

•	The system operator of the BVS2™ platform (whether we or anyone else) has no access to user or customer information unless granted access by the application owner for some specific reason; and

•	Our cards are durable and easy to use, our technology can be placed in objects that take a variety of forms, such as key chains, wristwatches and necklaces/pendants among others.

The e-Smart Solution

We believe that our Super Smart Card™ has a technological advantage over any other existing smart cards in the market. The Super Smart Card™ is a dual interface card capable of working with existing contact and existing wireless type “B” readers. The Super Smart Card™ is a complete biometric system with its own sensor and matching system onboard every card. We believe that the Super Smart Card™ is an advanced microprocessor type smart card protected by a hardware based firewall enhanced by software that protects data down to the physical layer. We also believe that our Super Smart Card™ is rendered useless if tampered with and that counterfeiting is not possible. In short, we believe that at this time the Super Smart Card™ is a one-of-a-kind piece of technology that gives us a competitive advantage over all other suppliers and that makes us a sole source supplier to anyone that needs a reliable, stand-alone, privacy protected, biometrically empowered system of identity verification for public security or private commercial use.

Our technology not only enables a microprocessor-based smart card system to operate in both a contact and a contactless environment, but also enables our biometric fingerprint sensor and biometric engine to work in both a contact and a contactless environment as well. We believe that this ability to operate the biometric system both with a contact reader and wirelessly without any battery is another of the abilities unique to our Super Smart Card™. As the Super Smart Card™ is an ISO compatible smart card, our technology is not only available for new systems, but can be integrated with existing contact and contactless (wireless) systems.

The Biometric Verification Security System™ (“BVS2™”)

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

All BVS2™ transactions (financial, data or otherwise) are routed through, logged, indexed and sorted by the BVS2’s™ “Universal Gateway” subsystem. This subsystem is empowered by a secure group of networked servers that can access an almost unlimited number of diverse and legacy database systems and protocols via the Universal Gateway’s exceptional data translation system, the “Automated Protocol Manager” (“APM”). If the BVS2™ is tasked to make an inquiry of the normally incompatible database systems of multiple domestic and foreign agencies; the BVS2™ can complete the inquiry quickly and efficiently, without human intervention, automatically combining normally irreconcilable data into one single language report. The BVS2’s instant data-field manager allows any authorized user to instantly change information requests. With the addition of an optional analysis module, the BVS2’s™ proprietary algorithms can analyze data customized to user requirements. In short, the BVS2™ is an easy to use, yet extremely powerful system built to provide security to entire nations. At the same time, and without unnecessarily hampering the work and needs of government officials, we believe that the BVS2™ offers the maximum in privacy protection to individuals. Some Key Components and Subsystems Comprising the BVS2™ are described below.

The Super Smart Card™

The Super Smart Card™ is the tool required to unlock a “BVS2™ Transaction”. The Super Smart Card™ is a unique interoperable smart card featuring a non-JAVA based, multi application micro-processor that can perform multiple independent and discrete functions all protected behind hardware firewalls enhanced by software within the chip (the Presto Chango™ system). In addition, each Super Smart Card™ contains our own unique fingerprint sensor and biometric processing engine. No biometric data ever leaves the card in the privacy protected version of the Super Smart Card™. Biometric data resides only on the Super Smart Card™. All biometric processing is done on the card. Only the finger of the owner of each Super Smart Card™ placed on their own Super Smart Card’s™ fingerprint sensor will activate the card, thereby insuring the personal privacy of each holder. We believe that Identity theft is theoretically made impossible. Lost or stolen cards have no value to anyone. The Super Smart Card™, which we believe, but there can yet be no assurance that it will prove to be both tamperproof and counterfeit-proof, supports multiple discrete applications including, among others: ID Card, Debit/Credit Card, Driver’s License and Physical and/or Logical Access Card.

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

The following is a summary of certain of the salient features of the Super Smart Card™:

•	Unique Sensor On-Card. Only the fingerprint of the registered user can activate the card. The sensor performs with equal reliability with wet, dry, hot or cold fingers. The system prevents unauthorized use of any card or card application by requiring the authorized cardholder’s fingerprint to activate the micro-processor inside and to initiate any transaction or to access any information (see below for more information about our fingerprint sensor);

•	Fraud-proof, counterfeit-proof and hack-proof. We believe that the physical characteristics of each Super Smart Card™ causes tampering to permanently disable it and destroy any information contained therein. We also believe based on technical innovations contained within each Super Smart Card™ that counterfeit cards will not work on the system thereby rendering any fake cards absolutely useless for all protected purposes but there can be no absolute assurance that this is the case;

•	Hardware Based, Software Enhanced, Multi-Application System. One card can contain multiple and independent and secure applications. For example, the technology will permit/deny access (physical and/or logical), identify precise location and/or movement of personnel and/or watch list parties while at the same time operating other secure applications, each completely and securely isolated one from the other;

•	Immediate identification Assurance & Privacy Protection. The system provides immediate and we believe sure authentication for all users and their credentials once they are properly enrolled onto the system. All biometric details are stored only on the Super Smart Card™ and not in any database (except where required by law, e.g., for INS needs or as required by certain voluntary programs) and the user leaves his or her fingerprint only on his or her own card which never leaves their hand;

•	Stolen fingerprints of no use. Unlike other systems where a stolen fingerprint can mean a stolen identity, use of biometric information alone without one’s own Super Smart Card™ is of no use with the BVS2™. Each person’s biometric information is inextricably entwined with certain other information unique to that user. Unless the biometric presented contains the additional unique information just mentioned (i.e., one’s own Super Smart Card™), not even the true owner of the biometric information will be granted access without the intervention of at least one, if not two high level, human, operations supervisors’/officers’ intervention, to establish the identity of the person concerned; and

•	One Card System – Multiple Government Applications – Total Security –Saves Taxpayer Money. The Super Smart Card™ allows multiple secure applications to co-exist and operate on the same card. Because of the versatility of the BVS2™ and Super Smart Card™, one card and one system can be used by every federal agency, as an example, saving each agency the cost of having a multitude of systems and infrastructure to support each. In addition, because of the many services that the Super Smart Card™ can securely perform, there are many opportunities to defray costs by using one multi-purpose card and one multi-purpose network system and charging separate application fees for each application. In addition, we believe that since there is broad compatibility with many of the readers already in use, our system will, upon installation, save time and money for certain uses.

•	More information Regarding Our Fingerprint Sensor. A key component of each Super Smart Card™ is the Fingerprint Sensor. Each Super Smart Card™ contains one of these tiny (.33 mm thin), low power consumption sensors that is durable enough to be embedded in a smart card and yet not effected by static electricity, the elements or the condition (wet, dry, hot, cold) of the user’s skin. Imaging is in 3D and based on micro-pressure variations across the sensor surface caused by the ridges and valleys existing in one’s fingerprint. Users of the Super Smart Card™ with our built in sensor do not have to be concerned about leaving their fingerprint(s) on some reader that is fixed on a wall or sitting on a desk for someone to steal. The cardholder is always in control of his or her own fingerprint(s). The biometric fingerprint sensor incorporated in today’s Super Smart Card™ was developed by BioSensor LLC, a Hawaiian limited liability company (“BioSensor”) and wholly owned subsidiary of IVI Smart, utilizing base intellectual property developed by IVI Smart but productized by BioSensor. This technology involves the modification and enhancement of certain third party sensors so that they can meet the requirements of a Super Smart Card™. The cost of using such sensors is high and therefore the use of same is just an intermediate step in our production.

The Company intends to utilize what we call the “BioSensor Fingerprint Sensor”, as soon as practicable in its production of Super Smart Cards™. When production ready, the BioSensor Fingerprint Sensor will be a fraction of the cost of the sensors currently in use while exhibiting at least the same or better recognition characteristics and physical tolerance than the sensors we use today.

Use of the sensor is made possible pursuant to a Confidential Technology Assignment and License Agreement dated as of May 1, 2003, with IVI Smart, a principal stockholder of our Company (the “License Agreement”). Pursuant to the License Agreement, IVI Smart granted to BioSensor the exclusive right to develop certain of our intellectual property at BioSensor’s sole cost and expense with respect to certain biometric fingerprint sensor technology created by IVI Smart, and BioSensor granted to IVI Smart the exclusive rights to any sensor developed by BioSensor. In consideration for the use of IVI Smart’s intellectual property, BioSensor issued 50,000,000 of its Common Units to IVI Smart. No other Common Units were issued by Biosensor. Accordingly, Biosensor became a wholly owned subsidiary of IVI Smart and an affiliate of the Registrant. In consideration for the exclusive rights to use the sensor technology developed by BioSensor, IVI Smart agrees to pay a one-time royalty to BioSensor equal to $.35 for each Super Smart Card™ sold or distributed by IVI Smart or any affiliate or licensee.

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

Card Readers

The card reader is the tool that supplies power to our Super Smart Cards™ and the instrument through which each card communicates with the BVS2™ platform. We intend to offer a full complement of readers as part of our proposed BVS2™ system offering. For clients that need readers, we intend to offer a family of multi-system readers ready to meet almost any need that the market may have. These include a handheld wireless internet appliance and card reader to a dedicated stand alone desktop reader to interface modules that allow the use of most standard, off the shelf PDA’s, sub-notebooks and other similar devices. We intend to offer a browser-phone with a contact card reader already incorporated. Our latest reader is a mobile GPRS based internet appliance with constant wireless access to the commercial mobile internet. This reader features a large, full color LCD display, a keyboard and a printer all in a handheld battery operated unit. We believe that there will be a large demand for this reader. All of our readers will be manufactured under contract with established card reader manufacturers based on customer orders as received. We intend to distribute these readers on a fully burdened cost basis making little or no profit and generally retaining ownership and maintenance responsibilities. (For the avoidance of confusion, maintenance responsibilities are outsourced to our strategic partners.)

The Universal Gateway with Legacy Preserver™ Technology

The BVS2™ features a special gateway that is designed to take in all types of information from multiple sources and applications, forward it to its correct destinations, and translate the “Babel-Speak” of over one hundred (100) different legacy systems and technical services (this prevents the need to replace entire systems in use). When any such legacy system is attached to a BVS2™ empowered network using our Legacy Preserver™ hardware, virtually all information passing through the network enters the Universal Gateway and by default is translated by the Universal Gateway’s Automated Protocol Manager™ into a common language such that the information becomes available for use on all connected systems. Translation is in near real-time with the speed of any particular data’s delivery basically controlled by the transmission speed of the legacy system that such data resides on. The Universal Gateway is a distributed system with redundant back up at all points. We believe that in the unlikely event that any node went down including the redundant node, such failure would not shut down the entire system.

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

Enhance Technological Position. We intend to continue to invest in research and development in order to enhance our technological position, develop new technologies, extend the functionality of our products and services, and offer innovative products to our customers. For example, at the request of a potential government client, we have just completed the development of a fully wireless biometric passport that can match fingerprints on a stand alone basis or match faces when coupled with our digital video reader or both. We intend to continue with this type of research and development that can lead to immediate potential sales.

Expand Domestic Market Presence. We are directly and through our Homeland Defense, Inc., affiliate actively engaged in marketing efforts to various agencies of the U.S. federal government. In particular, we have targeted various agencies within the Department of Homeland Security, including but not limited to the Bureau of Immigration and Customs Enforcement and the Transportation Security Administration. We intend to step up our marketing efforts to these and other agencies both on a direct basis and on a partnering basis with major U.S. domestic systems integrators in line with these agencies’ current policy of awarding virtually all major contracts to a handful of well known integrators such as Accenture, EDS, SAIC and Titan.

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

Generate Recurring Revenues. We rejected a business model that called for one-time payments for our products and technologies. Other companies that have followed the one-time payment model in the smart card business, such as Gemplus and Oberthur, have not fared well financially during the low end of business cycles. Instead, our business plan is to sell entire systems, including our Super Smart Cards™, only on a turn key basis in a manner that permits us to operate the system and collect transaction fees and service fees for an extended period of time. Our business plan is also to focus on large scale governmental clients that will cause wide use of our Super Smart Card™ and BVS2™ system and related technologies and maximize our potential transaction fee base.

Leverage Existing Relationships and Seek New Ones. We have entered into a relationship with Daewoo International, among others, to help us serve the Asian card market. We have entered into this relationship, and others, in order to facilitate and accelerate our penetration into new markets, and to assist us in defining and pursuing new applications for our products. We are continuously seeking additional relationships to complement our marketing strategy and promote our brand worldwide.

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

Marketing and Distribution

We intend to enhance our position in the design and development of Super Smart Card™ and BVS2™ based products and related technologies by developing new applications for our technology. We also intend to enter new markets, either alone or through strategic relationships, to create additional potential sources of revenues from transaction fees and additional potential sources for revenue from customer support.

We intend to market our technologically advanced products directly, through our Homeland Defense, Inc. affiliate, and through e-Smart Korea, Inc., our Korean subsidiary, as well as indirectly through a global network of strategic relationships with major systems integrators and others. Our sales and marketing efforts will be directed from our offices in Seoul, Korea, Beijing, China, New York and Washington, DC.

Proprietary Technologies

We are the owner of three technology licenses. Each license has been granted pursuant to an “Exclusive Use and Distribution Agreement” (collectively the “License Agreements”), each of which grants us exclusive rights to the technology in a particular territory. The three territories covered are the People’s Republic of China, all of Asia except the People’s Republic of China and the United States of America. IVI Smart, the current licensor, is one of our principal shareholders. The rights to technology granted to us includes all smart card and related assets of the licensor including the Super Smart Card™, the BVS2™ platform and all relevant components thereof. The License Agreements require that all inventions and improvements made by us be assigned to the licensor with a license to use granted back to us on the same terms and conditions as the technology was granted to us in the original license. We are jointly responsible to protect and defend the technology in the event of challenge, or disputes of any kind in a covered territory.

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

Competition

Based on our own extensive research, as of the date hereof, we believe that there is no product that can directly compete with the Super Smart Card™ and the BVS2™ platform. On the other hand, there are numerous products and competitors in the smart card and smart card operating system arena. We must, therefore, anticipate competition in sales of our products, systems and technologies from other providers of microprocessor-based smart card technologies. We expect competition to intensify as, and if, we become successful in our deployment plans and our competitors commit greater resources to the development of biometrically empowered contactless microprocessor-based smart cards. Some of the larger chip manufacturers that operate in the smart card market, including Atmel, STM, Infineon and Philips Semiconductors, have announced that they are developing contactless microprocessor-based smart cards. However, we know of no card planned or otherwise that has the sophistication and features of the Super Smart Card™.

We also compete with contactless ASIC-based technologies developed primarily by Philips Semiconductors, which comply with ISO 14443 and which are used by some of the largest manufacturers of smart cards, including Gemplus, Giesecke & Devrient, and Sony’s contactless ASIC based technology. Further, we also compete with contact-based products such as microprocessor-based contact cards, ASIC-based contact cards, memory chip cards and magnetic strip cards.

We believe that all of these cards offer inferior functionality compared to our dual interface, biometrically powered, contactless microprocessor-based smart cards. Nevertheless, some of our potential customers have in the past, and may in the future, consider these inferior alternatives sufficient for their needs.

Employees

As of December 31, 2005 we had two contract administrators at our New York headquarters, two employees in San Jose, California, a staff of eight in our main Asian marketing office in Seoul, Korea, and two consultants in Singapore. Our Chief Executive Officer, President and Chief Financial Officer, Mary A. Grace, lives in Boulder, Colorado but travels more than 95% of the time on our behalf, and our Chief Technical Officer, Tamio Saito, lives in San Jose, California. None of our employees is a party to a collective bargaining agreement.

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

Although we are required to file annual, quarterly and special reports, and other information with the Securities and Exchange Commission (the “SEC”), until January 10, 2005, we were materially delinquent in our filing of these required reports. Accordingly, and during the period from October 10, 2000 through January 10, 2005, there were periods during which there was limited public information on which to base an informed investment decision concerning our securities.

The SEC commenced an Administrative Proceeding against us.

On February 3, 2005, Administrative Law Judge, Lillian A. McEwen (the “ALJ”) published her Initial Decision on Remand (the “Remand Decision”) in an Administrative Proceeding originally commenced by the Securities and Exchange Commission (the “SEC”) against us on December 12, 2003 (the “Proceeding”). In the Remand Decision, the ALJ denied the SEC’s Division of Enforcement’s (the “Division”) request for the imposition of sanctions against us, and gave both sides 21 days to appeal her decision. The Division’s time to appeal expired on February 24, 2005. Accordingly the Remand Decision became final. Details concerning the Proceeding are set forth herein under Item 3, Legal Proceedings.

We have no history of revenue from operations and we have only minimal assets.

As of the date of this report, we have yet to generate any revenue from operations. Our assets are comprised principally of the contracts we have signed and our licenses of the smart card intellectual property from IVI Smart. In all likelihood, we will continue to incur pre-operating expenses without corresponding revenues for some time in the foreseeable future. This may result in continuing increases in our net operating loss until we can generate cash flow from operations. There can be no assurance that we will be successful in developing our proposed operations or that we will ever become profitable.

We are undercapitalized and may be unable to continue our business unless we raise additional money.

We have limited working capital and, until delivery on contracts for our system and smart cards, we will continue to be dependent upon proceeds derived from private securities offerings for funds for the continuation of our proposed transaction business. We will need to obtain additional financing in order to implement all the material aspects of our business plan. There can be no assurance that additional financing will be available to us on acceptable terms, if at all. If we continue to raise funds by issuing additional equity securities, further dilution to existing equity holders will necessarily result. Accordingly, we are subject to all of the risks inherent in starting a new business enterprise including the potential loss of all monies invested.

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

We have incurred losses in each year since our inception. Our losses resulted primarily from expenses we incurred in research and development, selling and marketing, as well as general and administrative expenses. We have never had any revenue. We expect to continue to incur operating losses in future periods as we invest in the expansion of our global operations and continue to enhance our research and development capabilities and expand our relationship with contract manufacturers.

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

To date, we have not implemented any advanced Super Smart Card™ and BVS2™ System. We are currently developing and planning delivery of our technology for use as maximum security ID and payment cards, for use by governmental authorities, banks and commercial enterprises. We have not yet received revenues from sales of these products. We are devoting significant resources to developing and marketing these and other products and adapting our existing products for use in new markets. If we fail to develop markets for our products we will not generate revenues and will continue to incur significant losses.

Our inability to maintain our current, and establish new, strategic relationships could impair our revenue growth.

In accordance with our business model, we plan and have entered into strategic relationships in order to facilitate or accelerate our penetration into new markets. The termination of any of our strategic relationships or our failure to develop additional relationships in the future may limit our ability to develop markets or to sell particular products, and thereby impair our revenue growth.

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

While at the moment we believe we offer a unique product that is easy to differentiate from our competitors, in the future, we may not be able to differentiate our products sufficiently from those of our competitors. If we cannot compete successfully with our existing and future competitors, we could fail to develop revenues.

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

Our products require microprocessors and other silicon based chips. The microprocessor industry periodically experiences increased demand and limited availability due to production capacity constraints. . Increased demand for, or limited availability of, microprocessors could substantially increase the cost of producing our products. In addition, as a result of a shortage, we may be forced to delay shipments of our products, or devote additional resources to maintaining higher levels of microprocessor inventory. Consequently, we may experience substantial period-to-period fluctuations in our cost of revenues and, therefore, in our future results of operations.

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

The measures we have taken to protect our technology and products may not be sufficient to prevent their misappropriation by third parties or independent development by others of similar technologies or products. Competitors may also develop competing technology by designing around our patents and will then be able to manufacture and sell products which compete directly with ours. In that case, our business and operating results would be harmed. Substantially all of our employees are subject to non-compete agreements but there is no assurance that employees will not breach such agreements, necessitating costly and protracted litigation.

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

It is not possible to know with certainty whether the manufacture and sale of our products will infringe patents or other intellectual property rights owned by third parties. There may, for example, be patent applications pending at the moment, which if granted, may cover products that we have just developed or are developing. In certain other jurisdictions there is no publication of the subject matter of patents until the patents are issued. Third parties may from time to time claim that our current or future products infringe their patent or other intellectual property rights. In addition, if third parties claim that our customers are violating their intellectual property rights, our customers may seek indemnification from us, which could be costly, or may terminate their relationships with us. Any intellectual property claim could involve time-consuming and disruptive litigation and, if determined adversely to us, could prevent us from making or selling our products, and subject us to substantial monetary damages or require us to seek licenses.

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

In addition, we could be exposed to potential product liability claims. Currently we maintain no product liability insurance. We intend to seek product liability insurance prior to the distribution of our products. However, we cannot provide any assurances that we can obtain this insurance in an amount that will be sufficient to cover any successful product liability claim or at an acceptable cost. If we self insure or if there is any product liability claim in excess of our insurance coverage, any related payments would have to be made out of our cash reserves, and this would harm our business. Furthermore, the assertion of product liability claims, regardless of the merits underlying the claim, could result in substantial costs to us, divert management’s attention away from our operations and damage our reputation and business.

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

Risks Related to Our Common Shares

We are controlled by IVI Smart

Pursuant to the terms of the pending reorganization, approved by our Board of Directors and the majority of shareholders, IVI Smart and the founders of our company are to receive 200,000,000 shares of Common Stock which collectively constitutes approximately 70% voting control of the Company. To the extent that there are material changes in the terms and conditions of the capital liquidity opportunity, the terms of the reorganization may be altered accordingly.

As a result of these stock holdings, IVI Smart and the founders have the ability to control the outcome of all matters requiring shareholder approval including the election and removal of management and directors, and the entry into any merger, consolidation or other transaction requiring shareholder approval.

Our share price has fluctuated in the past and may continue to fluctuate in the future.

The market price of our shares in the over-the-counter market has experienced significant volatility and may continue to fluctuate significantly. The market price of our shares may be significantly affected by factors such as the announcements of agreements, new products or product enhancements by us or our competitors and technological innovations by us or our competitors. In addition, while we cannot assure you that any securities analysts will initiate or maintain research coverage of our Company and our shares, any statements or changes in estimates by analysts initiating or covering our shares or relating to the smart card industry could result in an immediate and adverse effect on the market price of our shares. Further, we cannot predict the effect, if any, that market sales of shares or the availability of shares for sale will have on the market price of the shares prevailing from time to time. Sales of a substantial number of shares or the perception that such sales could occur following the filing of this report, could have a material adverse effect on the market price of our shares.

Trading in shares of companies, such as the registrant, listed on the Pink Sheets in general and trading in shares of technology companies in particular have been subject to extreme price and volume fluctuations that have been unrelated or disproportionate to operating or other performance. We anticipate the filing of a Form 211 to initiate trading of our common stock on the OTC Bulletin Board. However, until this application is filed and approved, of which there can be no assurance, no market maker is presently publishing bid and asked quotations in our common stock.

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

As of December 31, 2005, we had 200,000,000 shares of common stock issued and outstanding. Pursuant to the Plan of Reorganization, the total number of issued and outstanding shares will increase to 400,000,000, exclusive of shares issuable upon exercise of outstanding warrants and shares reserved for issuance upon the exercise of outstanding options granted to management and others. The market price of our shares could drop as a result of sales of substantial amounts of our shares in the public market. This factor could also make it more difficult to raise additional funds through future private offerings of our shares or other securities. Until we file the Certificate of Amendment to our Articles of Incorporation authorized by the consent of a majority of our stockholders on December 1, 2003, and increasing the number of authorized shares of our common stock from 200 million to 400 million, none of our issued and outstanding options are exercisable.

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

Conclusion

While to date there has not been a strong demand for smart cards domestically in the USA, this trend is changing. The federal government has numerous initiatives that require deployment of smart cards, with the Department of Defense Common Access Card being a prime example. There is a challenge for suppliers in that there is more than one standard and more than one type of smart card. In addition, there is a massive installed base of infrastructure utilizing other technologies (bar codes, magnetic stripe, etc.) that is difficult to overcome. Today’s post 9/11 world, however, demands ID verification that is fast, simple, sure and secure. From terrorism to identity theft (one of the world’s fastest growing crimes), society requires accurate identification of each person. We believe that, at this time, the Super Smart Card™ operating on the BVS2™ platform is the only viable system that can accomplish ID verification while still protecting privacy and civil rights.

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

ITEM 2. DESCRIPTION OF PROPERTY

We currently maintain an office at 526 West 26th Street, Suite 710, New York, NY 10001 at a monthly rental of $3,000 per month on a month-to-month basis without the benefit of a written lease. Our office facilities in New York are adequate for the purposes for which they are intended and provide sufficient capacity to accommodate our short-term needs.

We sublease approximately 7,000 square feet of research and development industrial/warehouse space at 1810 Old Oakland Road, #F, San Jose, California 95131 from Big Bang Technology, Inc., a California corporation controlled by Tamio Saito, our Chief Technology Officer and a principal stockholder (“BBT”). We pay $3,110 per month and have the use of a conference room, office equipment, paved parking spaces, telephone and computer equipment. We sublease this space on a month to month basis without the benefit of a written sublease. We believe that our rental expense is equal or better than we could have negotiated at arms length with a non-affiliated landlord for similarly situated space. Our space is adequate for our current needs and being utilized to approximately 80% of its capacity.

We currently lease approximately 2,750 square feet of executive office space in Seoul, Korea from a non-affiliated landlord, at a monthly rental of $5,300 through October 2006.

ITEM 3. LEGAL PROCEEDINGS

On February 3, 2005, Administrative Law Judge, Lillian A. McEwen (the “ALJ”) published her Initial Decision on Remand (the “Remand Decision”) in an Administrative Proceeding originally commenced by the Securities and Exchange Commission (the “SEC”) against us on December 12, 2003 and reported at length under Item 3 in our Form 10-KSB Annual Report for the fiscal year ended December 31, 2004 (the “Proceeding”). In the Remand Decision, the ALJ denied the SEC’s Division of Enforcement’s (the “Division”) request for the imposition of sanctions against us, and gave both sides 21 days to appeal her decision. The Division’s time to appeal expired on February 24, 2005. Accordingly the Remand Decision became final.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

Neither during the fourth quarter of the fiscal year ended December 31, 2005, nor at any time since the December 18, 2000, Special Meeting of Stockholders did the Registrant conduct a meeting of its stockholders pursuant to definitive proxy materials under Regulation 14A under the Exchange Act. However, and as disclosed in Item 1, on October 14, 2005, the Plan of Reorganization was approved by the written consent of 126,590,052 of the 200,000,000 common shares of our company that were outstanding on that date.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Since late 1997, our common stock, our only class of trading equity securities, has been traded in the over-the-counter market on the Pink Sheets under the symbol “ESMT.PK”. The following table sets forth the range of high and low bid price information for the common stock for each fiscal quarter for the past two fiscal years as reported by the Pink Sheets LLC. High and low bid quotations represent prices between dealers without adjustment for retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

	HIGH BID	LOW BID
Year Ended December 31, 2005:
Fourth Quarter	.19	.06
Third Quarter	.23	.12
Second Quarter	.45	.20
First Quarter	.78	.52

Year Ended December 31, 2004:
Fourth Quarter	1.03	.51
Third Quarter	1.15	.60
Second Quarter	1.75	.97
First Quarter	2.06	.90

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

In recent years, the stock market has experienced extreme price and volume fluctuations that have had a substantial effect on the market prices for many small and emerging growth companies such as our company, which may be unrelated to the operating performances of the specific companies. Some companies that have experienced volatility in the market price of their stock have been the targets of securities class action litigation. If we became the target of securities class action litigation, it could result in substantial costs and a diversion of management’s attention and resources and have an adverse effect on our ability to implement our business plan. In addition, holders of shares of our common stock could suffer substantial losses as a result of fluctuations and declines in the market price of our common stock.

The trading of shares of our common stock is subject to limitations set forth in Rule 15g-1 through 15g-9 of the Exchange Act. This rule imposes sales practice requirements on broker-dealers who sell so-called “penny stocks” to persons other than established customers, accredited investors or institutional investors. For any transaction involving a penny stock, unless exempt, the rules require that a broker or dealer: (a) approve a person’s account for transactions in penny stocks; and (b) receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must: (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that the person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule relating to the penny stock market, which, in highlight form, sets forth the basis on which the broker or dealer made the suitability determination; and explains that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Holders

As of December 31, 2005, the approximate number of holders of record of shares of our common stock, $.001 par value per share, our only class of trading securities, was believed by management to be as follows:

Title of Class	Number of Record Holders
Common Stock, $.001 par value	294

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

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Since present management assumed control in 2000, and continuing through December 31, 2005, our primary source of funds has been private placements of our equity securities to accredited investors and loans from IVI Smart. We presently expect that this dependence will continue until our first system starts to generate sufficient income to cover our operating costs. As of the date of this Report, we expect this dependence to continue until the third or fourth quarter of 2007. Based upon our current and planned 2006 rate of operating commitments, we will require approximately $250,000,000 in additional funding during this period. There can be no assurance that we will continue to be able to rely upon these sources of funds.

Over the next 12 months we expect to continue our marketing and research and development efforts and implement our first systems, demonstrating the viability of our Super Smart Card™ and BVS2™ based products and related technologies.

Our ability to maintain what we believe to be the state-of-the-art quality of our Super Smart Card™ and BVS2™ system and related technologies is dependent upon our ability to continue to improve our products functionality and durability and reduce their cost of manufacture. In addition, we are constantly trying to find and develop new products that enhance the functionality of our BVS2™ platform. This research and development is expected to continue during 2006, and is expected to continue to be dependent upon funds from subscribers. Accordingly, it is subject to the same risks enumerated in the preceding paragraph.

We are constantly acquiring equipment in connection with our research and development activities. Our planned 2006 budget is approximately $5,000,000 for such acquisitions, but could change depending on a number of factors, including our rate of accomplishment. In connection with the anticipated sale of one or more systems, we will need to lease additional space for an operations and testing center for certain customers and we will need to lease a liaison office near their offices as a condition of contract.

During 2006 in the United States, we intend to fill a number of key management, marketing and technology positions commensurate with our intended growth and expanded operations.

Off-Balance Sheet Arrangements

During the fiscal year ended December 31, 2005, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

ITEM 7. FINANCIAL STATEMENTS

e-Smart Technologies, Inc. and Subsidiaries

(A Development Stage Company)

Index to Consolidated Financial Statements

December 31, 2005 and 2004

Report of Independent Registered Accounting Firm

To the Board of Directors and Stockholders of

e-Smart Technologies, Inc. (a development stage company)

We have audited the accompanying consolidated balance sheet of e-Smart Technologies, Inc. and subsidiaries (a development stage company) as of December 31, 2005, and the related consolidated statements of operations, shareholders’ equity (deficiency), and cash flows for the year then ended. The period from July 15, 1997 (date of inception) through December 31, 2005 has been included in the accompanying financial statements in conformity with the requirements for reporting upon a development stage company. However, we have only audited the period from January 1, 2005 through December 31, 2005. The period from July 15, 1997 (date of inception) through December 31, 2004 has not been examined by us. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of e-Smart Technologies, Inc. (a development stage company) as of December 31, 2004, were audited by other auditors whose report dated March 31, 2005, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of e-Smart Technologies, Inc. and subsidiaries (a development stage company) as of December 31, 2005, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, the Company has been in the development stage since its inception on July 15, 1997. Realization of a major portion of the assets in the accompanying consolidated balance sheets is dependent upon the Company’s ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Horowitz & Ullmann, P.C.

New York, NY

March 31, 2006

Report of Independent Registered Accounting Firm

To the Board of Directors and Shareholders of

e-Smart Technologies, Inc. and Subsidiaries

(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of e-Smart Technologies, Inc. and Subsidiary (a development stage company) as of December 31, 2004 and the related consolidated statements of operations, stockholders’ equity (deficiency) and cash flows for the year ended December 31, 2004, and for the period from January 1, 2001 to December 31, 2004. The period from July 15, 1997 (date of inception) through December 31, 2000 has been included in the accompanying financial statements in conformity with the requirements for reporting upon a development stage company, however, that period was not examined by us. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of e-Smart Technologies, Inc. and Subsidiary (A Development Stage Company) as of December 31, 2004, and the results of its operations, and cash flows for the year ended December 31, 2004, and for the period from January 1, 2001 to December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company’s significant working capital deficits and operating losses raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Rosenberg Rich Baker Berman & Company

Bridgewater, New Jersey

March 31, 2005

e-Smart Technologies, Inc. and Subsidiaries

(a Development Stage Company)

Consolidated Balance Sheets

	December 31,
	2005	2004
Assets
Current Assets
Cash	$164,584	$42,857
Prepaid expenses	2,692	42,361

Total Current Assets	167,276	85,218
Equipment, net	44,701	42,518
License of Smart Card Technology, net of amortization	99,290	105,720
Due from Biosensor, LLC, a related party	—	324,500
Officers’ advances	51,674	—
Lease deposit	73,484	58,139

Total Assets	436,425	616,095

Liabilities and Shareholders’ Equity (Deficiency)
Current Liabilities
Accounts payable	640,197	372,260
Note payable - InterMarket Ventures, a related party	450,000	314,000
Notes payable - others	47,500	117,500
Due to Associated Business Group, a related party	12,427	12,427
Accrued officer’s compensation	371,060	212,758
Accrued expenses	170,932	72,015

Total Current Liabilities	1,692,116	1,100,960
Note payable - InterMarket Ventures, a related party	2,274,722	930,400

Total Liabilities	3,966,838	2,031,360

Shareholder’s Equity (Deficiency)
Common Stock, $0.001 par value, 200 million shares authorized, 200,000,000 and 173,534,944 shares issued and outstanding in 2005 and 2004, respectively	200,000	173,536
Additional paid-in capital	63,777,497	61,053,801
Deficit accumulated during the development stage	(67,507,910)	(62,642,602)

Total Shareholders’ Equity (Deficiency)	(3,530,413)	(1,415,265)

Total Liabilities and Shareholders’ Equity (Deficiency)	$436,425	$616,095

See notes to consolidated financial statements.

e-Smart Technologies, Inc. and Subsidiaries

(a Development Stage Company)

Consolidated Statements of Operations

			For the Period from July 15, 1997 (Date of Inception) to December 31,
	Year Ended December 31,
	2005	2004	2005
Revenue	$—	$—	$—

Operating Expenses
Research and development	927,620	634,474	2,602,844
Selling, general and administrative	3,824,120	2,106,119	9,078,013
Issuance of stock options for services	—	—	55,646,000
Interest expense	111,018	22,662	174,753

Total Operating Expenses	4,862,758	2,763,255	67,501,610

Loss before provision for income taxes	(4,862,758)	(2,763,255)	(67,501,610)
Provision for Income Taxes	2,550	1,000	6,300

Net Loss	$(4,865,308)	$(2,764,255)	$(67,507,910)

Loss Per Share	$(0.03)	$(0.02)	$(0.45)

Weighted Average Number of Shares Outstanding	187,565,362	172,659,789	151,012,406

See notes to consolidated financial statements.

e-Smart Technologies, Inc. and Subsidiaries

(a Development Stage Company)

Consolidated Statement of Shareholders’ Equity (Deficiency)

From July 15, 1997 (inception) through December 31, 2005

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Total
	Shares	Amount
Balance, July 15, 1997 (Inception of Development Period)	501,000	$501	$3,075	$—	$3,576
Issuance of shares for licensed technology	58,600,000	58,600	—	—	58,600
Net (loss)	—	—	—	(2,944)	(2,944)

Balance, December 31, 2000	59,101,000	59,101	3,075	(2,944)	59,232
Issuance of shares for services	16,016,200	16,016	119,640	—	135,656
Issuance of shares for licensed technology	70,000,000	70,000	—	—	70,000
Net (loss)	—	—	—	(142,636)	(142,636)

Balance, December 31, 2001	145,117,200	145,117	122,715	(145,580)	122,252
Issuance of shares for cash	7,903,967	7,904	1,031,221	—	1,039,125
Issuance of shares for services	750,826	751	84,843	—	85,594
Issuance of stock options for services	—	—	21,476,000	—	21,476,000
Net income (loss)	—	—	—	(22,961,160)	(22,961,160)

Balance, December 31, 2002	153,771,993	153,772	22,714,779	(23,106,740)	(238,189)
Issuance of shares for cash	16,497,519	16,498	2,531,854	—	2,548,352
Issuance of shares for services	437,500	437	80,813	—	81,250
Issuance of stock options for services	—	—	34,170,000	—	34,170,000
Net income (loss)	—	—	—	(36,771,607)	(36,771,607)

Balance, December 31, 2003	170,707,012	170,707	59,497,446	(59,878,347)	(210,194)
Issuance of shares for cash	2,828,932	2,829	1,556,355	—	1,559,184
Net income (loss)	—	—	—	(2,764,255)	(2,764,255)

Balance, December 31, 2004	173,535,944	$173,536	$61,053,801	$(62,642,602)	$(1,415,265)
Issuance of shares for cash	26,464,056	26,464	2,723,696	—	2,750,160
Net income (loss)	—	—	—	(4,865,308)	(4,865,308)

Balance, December 31, 2005	200,000,000	$200,000	$63,777,497	$(67,507,910)	$(3,530,413)

See notes to consolidated financial statements.

e-Smart Technologies, Inc. and Subsidiaries

(a Development Stage Company)

Statements of Cash Flows

	Year Ended December 31,		For the Period from July 15, 1997 (Date of Inception) to December 31,
	2005	2004	2005
Cash Flows From Operating Activities
Net Loss	$(4,865,308)	$(2,764,255)	$(67,507,910)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of stock options for services	—	—	55,646,000
Issuance of common stock for services	—	—	166,844
Depreciation expense	23,566	476	24,042
Amortization expense	6,430	3,590	29,310
Bad debt expense	312,505	—	312,505
Changes in Assets and Liabilities:
(Increase) decrease in prepaid expenses	39,669	(42,361)	(2,692)
(Increase) decrease in officers’ advances	(51.674)	—	(51,674)
Increase (decrease) in deposits	(15,345)	(58,139)	(73,484)
Increase (decrease) in accounts payable	267,937	(24,821)	640,197
Increase in accrued expenses	257,219	245,920	541,992

Net Cash Used in Operating Activities	(4,025,001)	(2,639,590)	(10,274,870)

Cash Flows From Investing Activities
Cash used for intangible assets	—	—	(128,600)
Acquisition of equipment	(25,749)	(42,994)	(68,743)
Advances to (repayments from) Biosensor, LLC	11,995	(324,500)	(312,505)
(Investment in) return of deposits (combine)	—	151,000	—

Net Cash Used in Investing Activities	(13,754)	(216,494)	(509,848)

Cash Flows From Financing Activities
Proceeds from borrowings - other	—	37,500	117,500
Repayments of borrowings - other	(70,000)	—	(70,000)
Proceeds from common stock issuances	2,094,754	1,559,184	7,509,247
Proceeds from borrowings - related party	2,135,728	1,244,400	3,580,128
Proceeds from related party advances	—	43,761	12,427
Repayment of borrowings - related party	—	—	(200,000)

Net Cash Provided by Financing Activities	4,160,482	2,884,845	10,949,302

Net Increase in Cash	121,727	28,761	164,584
Cash at Beginning of Year	42,857	14,096	—

Cash at End of Year	$164,584	$42,857	$164,584

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$5,000	$—	$68,735

Income taxes	$150	$1,000	$3,900

Supplemental Non-Cash Investing Activities
Issuance of common stock for services	$—	$—	$166,844

Issuance of stock options for services	$—	$—	$55,646,000

Issuance of common stock in repayment of loan	$655,406	$—	$655,406

e-Smart Technologies, Inc. and Subsidiaries

(a Development Stage Company)

Notes to Consolidated Financial Statements

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

Pursuant to the Plan of Merger, Bopper’s management resigned and the Registrant’s present management took control. The Company’s name was changed from Boppers Holdings, Inc. to e-Smart Technologies, Inc., effective December 22, 2000.

The Company has been in the development stage since its formation on July 15, 1997. The Company and its subsidiaries are engaged in the business of creating, marketing, manufacturing, installing, operating and maintaining proprietary systems that are designed to positively authenticate each and every end user of any networked or local access system while protecting all information residing on or transported by the system in a manner that generates transaction fees.

Principles of Consolidation

The consolidated financial statements include the accounts of e-Smart Technologies, Inc. and its wholly owned subsidiaries, e-Smart Systems, Inc., a heretofore inactive Nevada corporation, and e-Smart Korea, Inc., a Korean corporation that commenced operations on January 1, 2004. All significant inter-company balances and transactions have been eliminated in consolidation.

Basis of Financial Statement Presentation

The financial statements of the Company have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have never been profitable and incurred substantial losses from operations of $(4,865,308) and $(2,764,255) for the years ended December 31, 2005 and 2004, respectively and $(67,507,910) for the period from July 15, 1997 (date of inception) through December 31, 2005. Furthermore, the Company has negative working capital amounting to $(1,473,166) and $(1,015,742) at December 31, 2005 and 2004, respectively. The Company expects that losses from operations will continue through 2006 and anticipates that it will require additional financing in 2006, which may not be readily available. The Company is dependent upon the efforts of its management to raise proceeds from continued debt or equity placement to sustain the research and development and ultimate commercialization of their respective interests in the Super Smart Card TM technology. The Company’s ability to continue to receive new investment proceeds is uncertain. The financial statements do not include any adjustments that might be necessary in the event that the Company cannot continue in existence.

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

Research and Development Costs

Research and development costs are charged to operations as incurred and amounted to $927,620 and $634,474 in 2005 and 2004, respectively, and $2,602,844 from July 15, 1997 (date of inception) through December 31, 2005.

License Costs

On November 20, 2000, the Company acquired certain technology licenses. The technology was purchased from IVI, a related party, for an aggregate of 128,600,000 common shares of the Company valued at $0.001 per share or $128,600 as the total agreed upon consideration, which sum approximates the Licensor’s allocable but not historical costs. The cost of the license is being amortized over its twenty-year term on a straight line basis. Amortization expense amounted to $6,430, and $3,590 for the years ended December 31, 2005 and 2004, respectively, and $29,310 for the period from July 15, 1997 (date of inception) through December 31, 2005.

Securities Issued for Services

The Company accounts for stock issued for services under the intrinsic value method. For stock issued for services, the fair market value of the Company’s stock on the date of stock issuance is used. We have adopted Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation”. The statement generally suggests, but does not require, stock-based compensation transactions to be accounted for based on the fair value of the services rendered or the fair value of the equity instruments issued, whichever is more reliably measurable. Securities issued for services to a related party amounted to $0 in 2005 and 2004, and $$302,500 for the period from July 15, 1997 (date of inception) through December 31, 2005. The underlying fair value of the common shares amounted to $0 and $0 per share in 2005 and 2004, respectively.

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

Foreign Currency Translation

The functional currency for the foreign operations of e-Smart Korea is the local currency. The translation of foreign currencies into U.S. dollars is performed for the 2005 balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the 2005 year.

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

Reclassification

Certain prior year amounts disclosed in the financial statements and notes thereto have been reclassified to conform to current year presentation.

2. CONCENTRATIONS OF CREDIT RISK

The Company maintains cash balances in financial institutions which are insured by the Federal Deposit Insurance Corporation up to $100,000. Balances in these accounts may, at times, exceed the federally insured limits.

3. DEPOSITS

Deposits represent monies delivered as security under the leasing agreements for the office premises and automobile in Korea.

4. EQUIPMENT AND DEPRECIATION

Equipment at cost, less accumulated depreciation consists of the following:

	As of December 31,
	2005	2004
Equipment	$68,743	$42,994
Less accumulated depreciation and amortization	(24,042)	(476)

Total	$44,701	$42,518

Depreciation expense charged to operations was $23,566, $ 476, and $24,042 in 2005, 2004, and for the period from July 15, 1997 (date of inception) through December 31, 2005, respectively.

5. NOTES PAYABLE

Notes payable consist of the following:

	2005	2004
Unsecured obligations bearing interest at 20% initially due January 31, 2004, extended to July 31, 2004	$—	$77,500
Unsecured demand obligation with interest at 10%	—	40,000
Other	47,500	—

Total	$47,500	$117,500

6. ACCRUED EXPENSES

Accrued expenses are as follows:

	2005	2004
Interest	$164,782	$68,265
Franchise taxes	6,150	3,750

Total	$170,932	$72,015

7. INCOME TAXES

The income tax provision is comprised of the following:

	Year Ended December 31,		July 15, 1997 (Inception) to December 31,
	2005	2004	2005
Federal current provision	$—	$—	$—
State and foreign current provision	2,550	1,000	6,300

The Company’s total deferred tax asset and valuation allowance are as follows:

	2005	2004
Total deferred tax asset, current	$3,550,000	$2,000,000
Less valuation allowance	(3,550,000)	(2,000,000)

Net deferred tax assets, current	$—	$—

The differences between income tax benefits in the financial statements and the tax benefit computed at the U.S. Federal statutory rate of 34% at December 31, 2005 and 2004 are as follows:

	2005	2004
Tax benefit	34%	34%
Valuation allowance	(34)	(34)

Effective tax rate	—%	—%

At December 31, 2005, the Company had available approximately $10,400,000 of net operating losses to carry forward which may be used to reduce future federal taxable income through December 31, 2025.

8. STOCK OPTIONS AND WARRANTS

At December 31, 2005, of the Company’s 200,000,000 authorized shares, $.001 par value, there were 200,000,000 shares outstanding and options to purchase 51,125,000 shares at an average price of $.61 per share. Additionally, there were warrants outstanding to purchase 2,900,000 common shares at prices ranging from $.50 to $1.00, expiring through February 2006.

A summary of the stock option activity for the years ended December 31, 2005 and 2004 is set forth below:

	Number of Options	Weighted Average Exercise Price
Options in thousands
Options outstanding at January 1, 2004	93,050,000	$0.61
Granted	—	—
Exercised	—	—
Expired	—	—

Options outstanding and exercisable at December 31, 2004	93,050,000	0.61
Granted	—	—
Exercised	—	—
Expired	—	—

Options outstanding and exercisable at December 31, 2005	93,050,000	$0.61

No options were granted in 2005 and 2004.

The per share contractual remaining life of the options outstanding at December 31, 2005 and 2004 were three years and four years, respectively.

Of 93,050,000 options outstanding at December 31, 2005, 83,000,000 have been issued to the Company’s President and Chief Executive Officer, its Chief Technology Officer and its Consultant. After giving effect to the Company’s proposed reorganization, IVI together with these three individuals who control it, will collectively own approximately 70% of the Company.

9. RELATED PARTY TRANSACTIONS

The Company is the owner of three technology licenses. Each license has been granted pursuant to an “Exclusive Use and Distribution Agreement”, each of which grants the Company exclusivity to the technology covered in a particular territory. The three territories covered are the People’s Republic of China, the remainder of Asia and the United States of America. The licenses, which have a term of twenty years, commencing November 20, 2000, were granted to the Company by IVI, a Delaware corporation which together with the Company’s founders, and after giving effect to the Company’s Reorganization, is a 70% shareholder of the Company.

On November 15, 2003 the Company entered into a Compensation and Settlement Agreement with Mary A. Grace, its President and Chief Executive Officer. Pursuant to this agreement the Company agreed to pay Ms. Grace a salary of $250,000 per year for a five year term. The financial statements of the Company include an accrued liability of $371,060 and $212,758 at December 31, 2005 and 2004, respectively.

Further, in settlement of certain indebtedness of the Company to Ms. Grace, the Company has agreed to pay an amount equal to fifty percent (50%) of any net profit earned by the Company in any year during the term of this agreement until such time as Ms. Grace has received aggregate payments of $450,000.

Effective January 1, 2001 and dated May 29, 2003 the Company entered into a Research and Development Services Agreement with Big Bang Technologies, Inc. (“Big Bang”), an entity controlled by Tamio Saito, the Company’s Chief Technology Officer. Mr. Saito is an Executive Officer of Big Bang. Pursuant to this agreement, the Company engaged Big Bang as its research development coordinator, among other duties. Amounts paid by the Company to Big Bang for such services amounted to $482,121, and $634,474 in 2005 and 2004, respectively, and $1,281,125 during the period from July 15, 1997 (inception) through December 31, 2005. Of the above sums, $3,110 per month represents facility rental payments pursuant to a verbal month-to-month agreement plus reimbursed expenses.

At December 31, 2005 and 2004, the Company was indebted to IVI in the amount of $2,724,722 and $1,244,400, respectively plus accrued interest. These obligations are unsecured and bear an interest rate of six percent. Of the above, at December 31, 2005 and 2004, $450,000 and $314,000, respectively was due on demand, $300,000 and $300,000 was due June 30, 2007, and $1,974,722 and $630,400, respectively, were due December 27, 2007. Pursuant to the Plan of Reorganization, the indebtedness of the Company to IVI is forgiven in connection with the issuance of 200,000,000 shares of Common Stock to IVI and the founders. Pursuant to that Plan, IVI, together with its three principal stockholders (the Company’s President and Chief Executive Officer Mary A. Grace, its Chief Technology Officer Tamio Saito and its consultant Wayne Drizin), control approximately 70% of the Company.

During 2005 and 2004, the Company provided working capital advances totalling $312,005 to Biosensor, LLC, a wholly owned subsidiary of IVI Smart. The balance was fully reserved in 2005 due to the uncertainty of recoupment.

We have sublicensed the rights to market the technology to state and federal agencies to the Company’s forty-five percent (45%) affiliate, Homeland Defense, Inc. (“HDI”). The remaining fifty-five percent (55%) interest in HDI is owned by our President and Chief Executive Officer. During the 12 months ended December 31, 2005, neither our Company nor any related interests made investments in HDI. During the 12 months ended December 31, 2005, we outsourced $482,121 of work to Big Bang.

10. DEPENDENCE UPON CONTROL PERSONS

InterMarket Ventures, Inc., its majority-owned subsidiary, IVI Smart together with its three principal stockholders (the Company’s President and Chief Executive Officer Mary A. Grace, its Chief Technology Officer Tamio Saito and its consultant Wayne

Drizin), after giving effect to the Plan of Reorganization, will collectively own approximately 70% of the Company’s outstanding common shares. Accordingly, IVI, together with its three principal stockholders, is in a position to materially influence the direction of the Company, its efforts in raising the additional capital critical to its success, and the strategies employed in commercialization of the licensed technology.

11. RECENT ACCOUNTING PRONOUNCEMENTS

Impact of recently issued accounting standards

In December, 2004, FASB issued Statement No. 123-R, “Share Based Payment” (“SFAS 123-R”) which is a revision of SFAS 123. SFAS 123-R superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related guidance. Generally the approach to accounting for share based payments in SFAS 123-R is similar to the approach described in SFAS 123; however, SFAS 123-R requires all share based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values (pro forma disclosure is no longer an alternative to financial statement recognition). SFAS 123-R is effective for financial statements at both interim and annual periods beginning after January 1, 2006. The adoption of SFAS 123-R is expected to have a material effect on the Company’s consolidated results of operations and financial position.

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections – A Replacement of APB No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections, SFAS 154 and is effective for fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have a material effect on the Company’s consolidated results of operations of financial position.

Stock options

The Company uses the intrinsic value method of accounting for employee stock options in accordance with APB No. 25 and as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount the employee must pay to acquire the stock. The compensation cost is recognized over the vesting period of the options. In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, (“SFAS 148”) Accounting for Stock-Based Compensation – Transition and Disclosure. SFAS 148 amends SFAS 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock based employee compensation. The adoption of this pronouncement did not have a material effect on the financial statements as the Company continues to apply the intrinsic value method in accordance with APB No. 25.

In December 2004, FASB issued Statement No. 123-R, “Share Based Payment” (“SFAS 123-R”), which is a revision of SFAS 123. SFAS 123-R superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related guidance. Generally the approach to accounting for share based payments in SFAS 123-R is similar to the approach described in SFAS 123; however, SFAS 123-R requires all share based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value (pro forma disclosure is no longer an alternative to financial statement recognition). SFAS 123-R is effective for financial statements at both interim and annual periods beginning after January 1, 2006.

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, generally no compensation cost is recognized for employee stock options. Accordingly, the adoption of SFAS 123-R’s fair value method will have an impact on future results of operations and financial position. SFAS 123-R also requires the benefit of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. The Company cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options.

12. COMMITMENTS

We have entered into certain contractual arrangements requiring financial commitments as follows:

The China Agreement - Pursuant thereto, commencing March 1, 2004 we were required to pay a non-accountable expense allowance of $10,000 per month to the proposed joint venture partner. Further, upon formation of a contemplated joint venture entity, we are required to provide approximately $3,000,000 of formation capital over a two year period, of which $450,000 (15%) is due in December 2005. At December 31, 2005, the Company paid $50,000 of the amount due.

The Kyrgyzstan Agreement - Pursuant thereto, we are required to secure requisite funding against guarantees to be provided by the government of Kyrgyzstan. In light of a change in government as a result of political dissent, there can be no assurance that the successor governmental authority will respect this agreement and its guaranty obligation.

The Uzbekistan Agreement - Pursuant thereto, we are required to secure requisite financing against guarantees to be provided by the government of Uzbekistan. In light of a change in government as a result of political dissent, there can be no assurance that the successor governmental authority will respect this agreement and its guaranty obligation.

The MYBi Agreement – Pursuant thereto, we are required to: (i) supply MYBI with a designated number of terminals and Super Smart Cards™ necessary to meet consumer demand: (ii) purchase 15% of MYBI’s issued and outstanding shares at a negotiated price; (iii) purchase a senior convertible debenture and warrant from MYBi (collectively the “Debenture”) with a conversion price that allows us to purchase a minimum of 10.1 percent of MYBi at a designated price; and (iv) create, operate, and service an Operations Center in Korea necessary to process the Super Smart Cards™ and any other type of non-cash payments other than Automated Fare Collections and other traditional MYBi e-purse transactions. The Debenture: (i) provides us with at least one permanent seat on MYBi’s Board of Directors; (ii) requires MYBi to hire a manager designated by us as a full time employee for harmonious coordination; (iii) provide us with specified veto rights with respect to major decisions; and (iv) contains customary assurances with respect to management and business plans as well as customary covenants.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As disclosed in our Form 8-K Current Report filed on November 21, 2005 as amended on December 5, 2005 and December 20, 2005 (the “Resignation 8-K”), Rosenberg Rich Baker Berman & Company, our auditors for the four fiscal years ended December 31, 2004 (“RRBB”), resigned on November 9, 2005. As disclosed in our Form 8-K Current Report filed on January 6, 2006, on January 3, 2006, we engaged Horowitz & Ullmann, P.C., to audit our financial statements for the fiscal year ended December 31, 2005 (“Horowitz”).

In addition, the Resignation 8-K disclosed that the audit reports of RRBB on our financial statements as of December 31, 2001, 2002, 2003 and 2004, for each of the respective years then ended (the “Audit Period”) did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles other than as a going concern. During the Audit Period, there were no disagreements with RRBB on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of RRBB, would have caused it to make reference to the subject matter of the disagreements in connection with any of its reports for any year during the Audit Period. In addition, and during the Audit Period, there were no reportable events as described in Item 304(a)(1) of Regulation S-B.

On November 10, 2005, we received a letter from RRBB stating that action should be taken to prevent future reliance on RRBB’s previously issued audit report included in our Form 10-KSB Annual Report for the fiscal year ended December 31, 2004 to the extent that RRBB’s report stated inaccurately that it had expressed an opinion for the entire period “from inception to date.” RRBB claimed this was inaccurate because its review had commenced as of January 1, 2001. This letter was disclosed in the Resignation 8-K.

Neither our Board of Directors nor any of our executive officers discussed this matter with RRBB. However, on November 15, 2005, at a special meeting of the Board of Directors, our Board deemed the revision of the audit period in RRBB’s report, excluding a nine-day period of inactivity, to be non-material. We furnished RRBB with notice of this fact as required by Regulation S-B.

Our audited financial statements include all transactions from the date of the reverse merger on December 21, 2000. The entity involved in the reverse merger, Boppers Holdings, Inc., had filed audited reports through May 30, 2000, and was then inactive through the date of its change of control on December 21, 2000. No transactions occurred during the nine day period from December 21, 2000 through January 1, 2001, and our audited reports cover the four-year period January 1, 2001 through December 31, 2004. The issues regarding deficiencies in filings were fully discussed in the administrative proceeding before the Administrative Law Judge disclosed in Item 3 of this report, and the court ultimately concluded that, notwithstanding these issues, and given the fact that all material information had been disclosed to investors, no sanction of us was appropriate.

Subsequently, we authorized RRBB to respond fully to the inquiries of Horowitz concerning the subject matter of each of such disagreements or events.

ITEM 8-A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including Mary A. Grace, our Chief Executive Officer and our Chief Financial Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures are effective for the gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

Changes in Internal Controls over Financial Reporting.

In addition, there were no significant changes in our internal control over financial reporting that could significantly affect these controls during fiscal year ended December 31, 2005. We have not identified any significant deficiency or materials weaknesses in our internal controls, and therefore there were no corrective actions taken.

Limitations on the Effective of Controls

Our management does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Section 404

We have begun the extensive process of documenting and evaluating our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act which will apply to us beginning with our fiscal year 2006. Section 404 will require an annual report by our management on the effectiveness of our internal controls over financial reporting and for our independent registered public accounting firm to attest to management’s evaluation report.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table sets forth: (1) names and ages of all persons who presently are and who have been selected as our directors; (2) all positions and offices with us held by each such person; (3) the term or office of each person named as a director; and (4) any period during which he or she has served as such:

Name	Duration and Date of Expiration of Present Term	Position and Office with our Company	Age and Director Since
Mary A. Grace	One year 12/31/06	President, Chief Executive Officer, Chief Financial Officer and Director	59 March 2001
Tamio Saito	One year 12/31/06	Chief Technical Officer and Director	56 October 2003
David C. Williams	One year 12/31/06	Director	54 March 2001
Thomas J. Volpe	One year 12/31/06 (2)	Director	70 April 7, 2005*
Elliot H. Cole	One year 12/31/06 (2)	Director	73 April 7, 2005*

(1)	On April 7, 2005, and at a special meeting of our Board of Directors, Thomas J. Volpe and Elliot H. Cole, the Chairman and a member, respectively, of our Advisory Board were nominated and elected as members of our Board of Directors to fill two remaining vacancies thereon created by the removal of Terry N. Christensen and F. Bo Zarnegin.

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

Thomas J. Volpe was elected to our Board of Directors on April 7, 2005 having previously served as our Advisory Board Chairman. Mr. Volpe until recently was Senior Vice President, Financial Operations, of The Interpublic Group of Companies, Inc., Vice President and Treasurer of Colgate-Palmolive Company and a Principal of Deloitte, Haskins & Sells. At Interpublic, Mr. Volpe was responsible for the worldwide treasury management of this $7 billion company, including financial analysis, budgeting, approval of all investments, and the financing of mergers and acquisitions worldwide. He performed corporate controller functions, and conducted comprehensive strategic analyses and plans for the successful integration of acquired companies into the parent company. Mr. Volpe was in charge of Interpublic’s global enterprise Y2K security risk analysis, as well as the implementation and coordination of the Y2K security protection needed throughout the company’s operations in 160 countries. During his tenure at Colgate, Mr. Volpe forged domestic and international banking relationships, negotiated unique global credit and financing arrangements, supervised an investment portfolio of $500 million, restructured $750 million of pension assets, and designed an international risk program constituting captive insurance operations including safety, security and loss prevention.

Elliot H. Cole was elected to our Board of Directors on April 7, 2005 having previously served as a member of our Advisory Board. Mr. Cole is a senior partner with the firm of Patton Boggs, LLP (Washington, DC), Mr. Cole has practiced corporate law in the nation’s capitol for over 40 years, more than 30 of those years as a partner at Patton Boggs. Patton Boggs, through nearly four decades of practice, has established a reputation for cutting-edge advocacy by working closely with the US Congress and regulatory agencies in Washington. Patton Boggs, for example, has participated in the formation of every major multilateral trade agreement considered by Congress. The firm is a leader in merging public policy expertise getting results in both Washington and throughout the world. The firm is led by partners with extensive backgrounds in government service and with strong ties to both major political parties in order to be effective on Capitol Hill. In addition, Mr. Cole’s expertise includes the representation of early-stage companies. As a counselor of start-ups through mezzanine and later-stage financing, he assists with bringing along to maturity companies in a wide range of businesses. His broad-based contacts with financiers and investors have provided capital and management assistance to a number of firm’s clients over the years. Mr. Cole serves on the boards of numerous business, community and social organizations, and has been a trustee of his alma mater, Boston University, for over 20 years.

Directorships

Each of our directors has indicated to us that he is not presently a director in any other company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of such act or any investment company registered under the Investment Company Act of 1940.

Certain Significant Employees

We do not presently employ any person who is not an executive officer but who makes or is expected to make a significant contribution to our business. Notwithstanding the foregoing, Mr. Wayne Drizin, who has been a consultant to our Company since its inception, has and continues to make a significant contribution to our business. The following is a brief account of the experience of Mr. Drizin. Additional information concerning our business relationship with Mr. Drizin is set forth under Item 12. Certain Relationships and Related Transactions.

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

The Emerald Sea agreement has been transferred to Mr. Drizin and extended for an additional five years and now runs through 2006. Prior thereto since 1990, Mr. Drizin was a business consultant providing technical, financial, structuring and business advice to companies around the globe and across a broad range of industries, including but not limited to telecommunications, manufacturing, power generation and finance. In 1996, Mr. Drizin was a founder of Telpac International, Ltd., an international telecommunications company. In 1982, Mr. Drizin was one of the founders of Welfin S.A., a Swiss based merchant bank which specialized in non-recourse financing of exports on a global basis. Mr. Drizin served as Welfin’s managing director until 1990. While with Welfin S.A., Mr. Drizin expanded its business activities from financing to include shipping and trading (physical commodities). By combining these three enterprises under one umbrella and operating them as an integrated business, Mr. Drizin caused Welfin S.A. to rapidly grow into a highly profitable, multinational organization that maintained offices in nine countries. In 1988, Mr. Drizin orchestrated the sale of Welfin S.A. to a Swiss-based multi-national banking group.

In September of 2000, the U.S. Attorney’s Office in Phoenix, Arizona charged Mr. Drizin with six counts of wire fraud in connection with certain share transactions involving the predecessors of IVI that allegedly took place during 1996 and 1997. In October 2003, and after a trial by jury, Mr. Drizin was found not guilty of four counts and found guilty of two counts of aiding and abetting a wire fraud. An appeal has been filed in this matter, and is pending at that this time. In the meantime and pending the outcome of the appeal, Mr. Drizin was sentenced principally to five (5) years probation that commenced November 2005

Advisory Board

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership, of common stock and other of our equity securities on Forms 3, 4, and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To the best of our knowledge, none of the executive officers or directors of the Company have filed any documents under Section 16(a).

Audit Committee Financial Expert

Mr. Thomas Volpe, a director and former Chairman of our Advisory Board, has agreed to serve as our Audit Committee Financial Expert.

Code of Ethics

We have a Code of Ethic that applies to our principal executive officer, principal financial officer, principal accounting officer, controller and/or persons performing similar functions.

ITEM 10. EXECUTIVE COMPENSATION

Aggregate Compensation Covered

During the three fiscal years ended December 31, 2005, the aggregate compensation paid to, accrued or set aside for any of our executive officers or directors was $250,000.

Summary Compensation Table

Long Term Compensation
	Annual Compensation						Awards		Payments
Name and Position	Year	Salary			Bonuses	Other	Stock	Options	LTIP	Other
Mary A. Grace, President, CEO, CFO and Director	2003 2004 2005	$	— — 250,000	(1) (1) (1)	— — —	— — —	— — —	— — —	— — —	— — —

Tamio Saito, CTO, and Director	2003 2004 2005		— — —	(2) (2) (2)	— — —	— — —	— — —	— — —	— — —	— — —

David Williams, Director	2003 2004 2005		— — —		— — —	— — —	— — —	— — —	— — —	— — —

Long Term Compensation
	Annual Compensation					Awards		Payments
Name and Position	Year	Salary		Bonuses	Other	Stock	Options	LTIP	Other
Thomas J. Volpe,	2003 2004 2005		— — —	— — —	— — —	— — —	— — —	— — —	— — —

Elliott H. Cole	2003 2004 2005		— — —	— — —	— — —	— — —	— — —	— — —	— — —

Totals	2003 2004 2005	$	— — 250,000	— — —	— — —	— — —	— — —	— — —	— — —

(1)	Does not include a settlement payment of $450,000 referenced in a November 15, 2003, written Compensation Settlement Agreement with Mary A. Grace, our President, Chief Executive Officer and Chief Financial Officer. Pursuant to this agreement, we agreed to pay Ms. Grace a salary of $250,000 per year commencing on January 1, 2004. In consideration for Ms. Grace’s releasing us from our obligation to accrue her former salary of $250,000 per year net of approximately $300,000 of expenses paid on Ms. Grace’s behalf. During the three years ending December 31, 2005, we agreed to pay to Ms. Grace a preferred distribution of 50% of future profits limited to $450,000. In addition, and in consideration for our return to Ms. Grace of certain of her marketable securities, Ms. Grace released us from any prior obligations under a contemplated agreement to purchase such securities. Finally, we agreed that the approximate $300,000 in expenses we paid on Ms. Grace’s behalf would be deemed to be a loan and deductible only from the amount she is entitled to receive under the Compensation Settlement Agreement up to a maximum of $100,000 per year, commencing in the first year following the year in which we first receive sufficient income from operations.
(2)	Does not include an aggregate of $482,121, and $634,474 paid to Big Bang Technologies, Inc., a California corporation controlled by and under common control of Tamio Saito (“BBT”), respectively, during the fiscal years ended December 31, 2005 and 2004. The payments were made pursuant to a Research and Development Services Agreement dated May 29, 2003 (the “BBT Agreement”). Additional information concerning the BBT Agreement is set forth herein under the caption Certain Relationships and Related Transactions.

Option/SAR Grant Table

During the fiscal year ended December 31, 2005, no options were granted to any of our officers, directors or advisory board members.

Aggregate Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table

During the fiscal year ended December 31, 2005, no stock options or freestanding SAR’s were exercised.

Long-Term Incentive Plans – Awards in Last Two Fiscal Years 1

	Number of Shares (2)		Performance or other Period Until Maturation or Payout	Estimated Future Payouts Under Non-Stock Price-Based Plans
Name				Threshold	Target	Maximum
Mary A. Grace	12,075,000	(1)	5 Years	0	0	0
Wayne Drizin	6,925,000	(1)	5 Years	0	0	0
Tamio Saito	9,500,000	(1)	5 Years	0	0	0
Three Consultants	1,500,000		5 Years	0	0	0

(1)	Giving effect to October 2005 plan of reorganization adopted by our Board of Directors (the “Plan”), these options, which comprise a portion of the total of 83,000,000 issued and outstanding options granted to Mary A. Grace, Tamio Saito and Wayne Drizin as the co-inventor of our Super Smart Card™ technology, will be cancelled simultaneously with the issuance of 200,000,000 shares of our common stock to IVI Smart upon the filing of a Certificate of Amendment to our Articles of Incorporation in Nevada increasing our authorized capitalization to 400,000,000 shares.
(2)	Does not include 8,500,000 non-management options granted in 2003 which will not be cancelled.

Warrants

During the fiscal year ended December 31, 2005, no warrants to purchase shares of our common stock were issued or exercised.

Compensation of Directors

During the fiscal year ended December 31, 2005, no compensation was paid to any member of our Board of Directors or to our Advisory Board members.

Employment Contracts and Termination of Employment, and Change in Control Arrangements

Except for our President, Mary A. Grace, none of our executive officers was employed pursuant to the terms of an employment agreement with us.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owner

The information is furnished as of March 15, 2006 to reflect the terms of the Plan of Reorganization. , Set forth below are the number of shares of our Common Stock, $.001 par value per share, owned beneficially, or known by us to be owned beneficially, by any holder of more than 5% of any class of such security:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class (1)
IVI Smart Technologies, Inc. 526 West 26th Street Suite 710 New York, NY 10001	272,456,156	(2)(3)	68.11%

Mary A. Grace 526 West 26th Street Suite 710 New York, NY 10001	5,000,000	(4)(5)(6)	1.25

Wayne Drizin 526 West 26th Street Suite 710 New York, NY 10001	215,000	(7)(8)	—

Tamio Saito 526 West 26th Street Suite 710 New York, NY 10001	2,500,000	(9)(10)	0.62

(1)	Assumes the filing of the Amendment and 400,000,000 issued and outstanding shares.
(2)	Gives numerical effect to the issuance of 200,000,000 shares of common stock to IVI Smart Technologies, Inc. in accordance with the Plan, but which will be deferred until the filing of the Amendment.
(3)	Includes 2,456,156 shares owned of record by Intermarket Ventures, Inc., a Utah corporation (‘Intermarket”) that owns 83.3% of the outstanding shares of IVI Smart Technologies, Inc. Intermarket, is controlled by Mary A. Grace, Tamio Saito and Wayne Drizin.
(4)	Does not include options to acquire an aggregate of 31,575,000 shares of our common stock granted on February 13, 2002 and December 1, 2003 which will be cancelled simultaneously with the issuance of 200,000,000 shares of our common stock to IVI Smart upon the filing of the Amendment.
(5)	Does not include: (i) an aggregate of 81,736,847 shares of our common stock which may be attributable to Ms. Grace by virtue of her 30% equity ownership of Intermarket, which shares are inclusive of the shares of our stock owned by IVI Smart.

(6)	Does not include: (i) an aggregate of 2,050,000 shares owned of record by James Michael Phelan; or (ii) an aggregate of 2,175,000 shares owned of record by John Daniel Phelan, each adult sons of Mary Grace, neither of whom reside with her; (iii) an aggregate of 300,000 shares owned by Michele, Steven and Virginia Grace, family of Mary Grace, none of whom reside with her; or (iv) an aggregate of 200,000 shares owned of record by David N. Phelan, Ms. Grace’s former spouse from whom she has been divorced since 1975. Ms. Grace disclaims beneficial ownership of the shares owned by her former husband and her adult children and her family.
(7)	Does not include options to acquire an aggregate of 31,425,000 shares of our common stock granted on February 13, 2002 and December 1, 2003 which will be cancelled simultaneously with the issuance of 200,000,000 shares of our common stock to IVI Smart upon the filing of the Amendment.
(8)	Does not include: (i) an aggregate of 49,042,108 shares of our common stock which may be attributable to Mr. Drizin by virtue of his 18% equity ownership of Intermarket, which shares are inclusive of the shares of our stock owned by IVI Smart.
(9)	Does not include options to acquire an aggregate of 20,000,000 shares of our common stock granted on February 13, 2002 and December 1, 2003 which will be cancelled simultaneously with the issuance of 200,000,000 shares of our common stock to IVI Smart upon the filing of the Amendment.
(10)	Does not include: (I) an aggregate of 27,245,615 shares of our common stock which may be attributable to Mr. Saito by virtue of his 10% ownership of Intermarket; which shares are inclusive of the shares of our stock owned by IVI Smart.

Security Ownership of Management

The following information is furnished as of March 15, 2006 to reflect the terms of the Plan of Reorganization. Set forth below are the number of shares of our Common Stock, $.001 par value per share. owned beneficially by each of our executive officers and directors and by all of our executive officers and directors as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class (1)
Mary A. Grace 526 West 26th Street, #710 New York, NY 10001	5,000,000	(2)(3)(4)	1.25

Tamio Saito 526 West 26th Street, #710 New York, NY 10001	2,500,000	(5)(6)	0.62

David C. Williams 526 West 26th Street, #710 New York, NY 10001	300,000		—

Thomas J. Volpe 526 West 26th Street, #710 New York, NY 10001	—		—

Elliott H. Cole 526 West 26th Street, #710 New York, NY 10001	—		—

All officers and directors as a group of five persons	7,800,000	(7)	1.95%

(1)	Assumes the filing of the Amendment and 400,000,000 issued and outstanding shares.

(2)	Does not include: (i) an aggregate of 2,050,000 shares owned of record by James Michael Phelan; or (ii) an aggregate of 2,175,000 shares owned of record by John Daniel Phelan, each adult sons of Mary Grace, neither of whom reside with her; (iii) an aggregate of 300,000 shares owned by Michele, Steven and Virginia Grace, family of Mary Grace, none of whom reside with her; or (iv) an aggregate of 200,000 shares owned of record by David N. Phelan, Ms. Grace’s former spouse from whom she has been divorced since 1975. Ms. Grace disclaims beneficial ownership of the shares owned by her former husband and her adult children and her family.
(3)	Does not include options to acquire an aggregate of 31,575,000 shares of our common stock granted on February 13, 2002 and December 1, 2003 which will be cancelled simultaneously with the issuance of 200,000,000 shares of our common stock to IVI Smart upon the filing of the Amendment.
(4)	Does not include: (i) an aggregate of 81,736,847 shares of our common stock which may be attributable to Ms. Grace by virtue of her 30% equity ownership of Intermarket, which shares are inclusive of the shares of our stock owned by IVI Smart.
(5)	Does not include options to acquire an aggregate of 20,000,000 shares of our common stock granted on February 13, 2002 and December 1, 2003 which will be cancelled simultaneously with the issuance of 200,000,000 shares of our common stock to IVI Smart upon the filing of the Amendment.
(6)	Does not include: (i) an aggregate of 27,245,615 shares of our common stock which may be attributable to Mr. Saito by virtue of his 10% ownership of Intermarket, which shares are inclusive of the shares of our stock owned by IVI Smart.
(7)	Does not include options granted to management and the co-inventor of our Super Smart Card™ technology to acquire an aggregate of 83,000,000 shares of our common stock granted on February 13, 2002 and December 1, 2003 which will be cancelled simultaneously with the issuance of 200,000,000 shares of our common stock to IVI Smart upon the filing of the Amendment.

Wayne Drizin, the co-inventor of our Super Smart Card™ technology, is a consultant and not a member of our management team. Notwithstanding the foregoing, the following is information concerning Mr. Drizin’s equity ownership in our Company:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class
Wayne Drizin 526 West 26th Street, #710 New York, NY 10001	215,000	(1)(2)	—

(1)	Does not include options to acquire an aggregate of 31,425,000 shares of our common stock granted on February 13, 2002 and December 1, 2003 which will be cancelled simultaneously with the issuance of 200,000,000 shares of our common stock to IVI Smart upon the filing of the Amendment.
(2)	Does not include: (i) an aggregate of 49,042,108 shares of our common stock which may be attributable to Mr. Drizin by virtue of his 18% equity ownership of Intermarket, which shares are inclusive of the shares of our stock owned by IVI Smart.

Changes in Control

There have been no changes in control of the Company during the fiscal year years ended December 31, 2005.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2005, with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance, aggregated as follows: (i) all compensation plans previously approved by security holders; and (ii) all compensation plans not previously approved by security holders.

Equity Compensation Plan Information

	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS, AND RIGHTS(b)		WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS, AND RIGHTS(b)	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCES UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (a)(c)
Equity compensation plans approved by security holders	93,000,000	(1)	$.62	65,000,000	(2)

(1)	Include options granted to management and the co-inventor of our Super Smart Card™ technology to acquire an aggregate of 83,000,000 shares of our common stock granted on February 13, 2002 and December 1, 2003 which will be cancelled simultaneously with the issuance of 200,000,000 shares of our common stock to IVI Smart upon the filing of the Amendment. None of these options were issued under the Company’s 2003 Long Term Plan.
(2)	Represents shares remaining available for issuance under our 2003 Long Term Plan.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Approximately 70% of our common shares are owned by IVI Smart and the founders under the terms of the Plan of Reorganization. IVI Smart is the sole owner of all of the Super Smart Card™ technology licensed to us in November 2000 for a 20 year term for commercialization throughout Asia and the United States. Mary A. Grace, our President, Chief Executive Officer and Chief Financial Officer, is a director, executive officer and principal stockholder of IVI Smart. Tamio Saito, our Chief Technology Officer, is also an executive officer and principal stockholder of IVI Smart.

The biometric fingerprint sensor incorporated in the Super Smart Card™ was developed by BioSensor LLC, a Hawaiian limited liability company (“BioSensor”), pursuant to a Confidential Technology Assignment and License Agreement dated as of May 1, 2003, with IVI Smart (the “License Agreement”). Pursuant to the License Agreement, IVI Smart granted to BioSensor the exclusive right to utilize certain of IVI Smart’s patent pending biometric fingerprint sensor technology to develop into a commercial sensor; and BioSensor granted to IVI Smart and its licensees, the exclusive rights to any sensor developed, produced and manufactured by BioSensor.

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

The BBT Agreement, which provides for mutual confidentiality and non-compete protection, is for a term of one year, and is thereafter automatically renewed for successive one year terms unless sooner terminated in accordance with its provisions. In consideration for BBT’s services, we agreed to promptly pay monthly invoices submitted by BBT. During the fiscal year ended December 31, 2005 and 2004, we paid BBT an aggregate of $482,121 and $634,474, respectively, under the BBT Agreement.

On November 15, 2003, we entered into a written Compensation Settlement Agreement with Mary A. Grace, our President, Chief Executive Officer and Chief Financial Officer. Pursuant to the agreement, we agreed to pay Ms. Grace a salary of $250,000 per year commencing on January 1, 2004. In consideration for Ms. Grace’s releasing us from our obligation to accrue her former salary of $250,000 per year or $750,000 net of $300,000 in expenses that we paid on Ms. Grace’s behalf for the three years ending December 31, 2005, we agreed to pay to Ms. Grace a preferred distribution of 50% of future profits limited to $450,000. In addition, and in consideration for our return to Ms. Grace of certain of her marketable securities, Ms. Grace released us from any prior obligations under a contemplated agreement to purchase such securities.

We sublease approximately 7,000 square feet of research and development industrial/warehouse space at 1810 Old Oakland Road, #F, San Jose, California 95131 form BBT. We pay $3,110 per month and have the use of a conference room, office equipment, paved parking spaces, telephone and computer equipment. We sublease this space on a month to month basis without the benefit of a written sublease. We believe that our rental expense is equal or better than we could have negotiated for at arms length with a non-affiliated landlord for similarly situated space. Our space is adequate for our current needs and being utilized to approximately 80% of its capacity.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

3(i)*	Articles of Incorporation of Boppers Holdings, Inc., filed July 15, 1997, as amended August 11, 2000, as further amended December 22, 2000.

3(ii)*	Bylaws of e-Smart Technologies, Inc.

10(a)*	Exclusive Use and Distribution Agreement, dated as of October 26, 2001, by and between IVI Smart Technologies, Inc. & e-Smart Technologies, Inc.

10(b)*	Exclusive Use and Distribution Agreement, dated as of September 1, 2000, between Intermarket Ventures, Inc. and e-Smart Systems, Inc.

10(c)*	Notice and Consent, dated as of January 1, 2001, to that certain Exclusive Use and Distribution Agreement, dated as of September 1, 2000, between Intermarket Ventures, Inc. and e-Smart Systems, Inc.

10(d)*	Exclusive Use and Distribution Agreement, dated as of September 6, 2001, by and between IVI Smart Technologies, Inc. and e-Smart Technologies, Inc.

10(e)*	Exclusive Use and Distribution Agreement, dated August 27, 2000, by and between e-Smart Systems, Inc. and Newco (i.e., e-Smart City Card Co. Ltd., a Chinese JV company).

10(f)*	Advisory and Occupancy Services Agreement, dated May 29, 2003, but retroactively effective to January 1, 2001, by and between Associated Business Group, Inc. and e-Smart Technologies, Inc.

10(g)*	Compensation Settlement and Employment Agreement, dated as of November 15, 2003, by and between e-Smart Technologies, Inc. and Mary A. Grace.

10(h)*	Research and Development Services Agreement, dated as of January 1, 2001, and reduced to writing on May 29, 2003, by and between Big Bang Technologies, Inc and e-Smart Technologies, Inc.

10(i)*	E-Smart Technologies, Inc. 2003 Long Term Incentive Plan adopted December 1, 2003.

10(j)*	Master Teaming Agreement, dated as of February 27, 2004, by and between Samsung SDS Co., Ltd. and e-Smart Korea, Inc.

10(k)*	Cooperation Agreement, dated February 27, 2004, by and among e-Smart Technologies, Inc., Guo Xin Well-tel Technology Co., Ltd., and EarthNetMedia Trading Corporation.

10(l)*	Mutual Cooperation Agreement, dated February 25, 2004, by and between Daewoo International Corporation and e-Smart Korea, Inc.

10(m)*	Agreement with the Ministry of Transportation and Communication and the Republic of Kyrgyzstan’s Supervisory Institute for e-Government dated April 4, 2004 (the Kyrgyzstan Agreement”).

10(n)*	Agreement with the Ministry of Economy of the Republic of Uzbekistan, Uzbekistan Uzbekprom Association and the Bank Association of the Republic of Uzbekistan dated August 13, 2004 (the “Uzbekistan Agreement”).

10(o)*	Agreement with P.T. Primrose Gantari Indonesia dated November 8, 2004 (the “Indonesia Agreement”).

10(p)*	Agreement with the Samsung Student Card Project Agreement with Samsung SDS Co., LTD., and Kobile Inc. dated December 3, 2004 (the “Student Card Agreement”),

10(q)*	Agreement with Mybi Co, Ltd. dated December 3, 2004 (the Mybi Agreement”)

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed

Reports on Form 8-K

During the last quarter of the fiscal year ended December 31, 2005, we filed two reports on Form 8-K and two amended reports on Form 8-K/A as follows:

FORM 8-K

Date Filed	Item(s) Reported
10/24/2005	Items 3.03 and 5.03
11/21/05	Items 3.03, 4.01,5.03 and 9.01
An amendments to this 8-K was filed on 12-5-05 and 12-20-05

ITEM 14. PRINCIPLE ACCOUNTANT FEES AND SERVICES

Audit Fees

On January 3, 2006, we engaged Horowitz & Ullmann, P.C. (“H&U”) as our registered independent accountants to review the condensed quarterly financial statements previously included in our Form 10-QSB Quarterly Reports for March 31, 2005, June 30, 2005, and September 30, 2005, and audit our annual consolidated financial statements for the fiscal year ended December 31, 2005. Through the date of filing this report, we have paid H&U an aggregate of $37,000 in fees for its professional services rendered in connection with these engagements, and expect to incur approximately $20,000 in additional fees through the completion of its professional services for the year ended December 31, 2005.

Audit-Related Fees

RRBB billed us and we paid $4,000 for their services in connection with reviewing our Form 10-K for the two years ended December 31, 2005. RRBB were our independent accountants for 2004 and prior.

Tax Fees

There were no fees billed to us during the two fiscal year ended December 31, 2005, for professional services of RRBB for tax compliance and related tax services regarding prior year tax returns.

All Other Fees

There were no fees billed to us during the two fiscal year ended December 31, 2005, for services rendered by RRBB other than the services described in the previous three paragraphs.

The engagement of RRBB to render audit or non-audit services requires the prior approval of our Board of Directors since we do not yet have an audit committee of our Board of Directors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 14, 2006

e-Smart Technologies, Inc.

By:	/s/ Mary A. Grace
Mary A. Grace, President,
Chief Executive Officer, and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Mary A. Grace
Mary A. Grace, Director

Dated: April 14, 2006

By:	/s/ Tamio Saito
Tamio Saito, Director

Dated: April 14, 2006

By:	/s/ David C. Williams
David C. Williams, Director

Dated: April 14, 2006

By:
Thomas J. Volpe, Director

Dated: April 14, 2006

By:	/s/ Elliott H. Cole
Elliott H. Cole, Director

Dated: April 14, 2006

Exhibit Index

Exhibit No.	Description

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.