Form 10QSB
period 2006-03-31
E-SMART TECHNOLOGIES INC
filed 2006-06-27
CIK 1112999

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-QSB

(Mark One)

☒	Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2006

☐	Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to             .

Commission File No: 0-30717

e-SMART TECHNOLOGIES, INC.

(Name of small business in its charter)

Nevada	88-0409261
(State or other jurisdiction of incorporation)	(IRS Employer Id. No.)

526 West 26th Street, Suite 710, New York, NY 10001

(Address of Principal Office including Zip Code)

Issuer’s telephone Number: (212) 727-3790

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

Common Stock, $.001 par value, 200,000,000 shares at March 31, 2006.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

e-SMART TECHNOLOGIES, INC.

FORM 10-QSB - QUARTER ENDED MARCH 31, 2006

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited condensed consolidated balance sheet of the Registrant at March 31, 2006, the audited balance sheet at December 31, 2005, and the unaudited condensed consolidated statements of operations, shareholders’ equity (deficiency), and cash flows for the three months ended March 31, 2006 and March 31, 2005 follow. The unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the periods presented.

e-SMART TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

[Unaudited]

	March 31, 2006	December 31, 2005
Assets
Current assets -
Cash	$135,183	$164,584
Prepaid expenses	2,542	2,692

Total current assets	137,725	167,276

Leasehold Improvements and Equipment, net	48,507	44,701
License of Super Smart Card ™ Technology, net	97,682	99,290
Officers’ advances	35,523	51,674
Lease deposit	77,195	73,484

Total assets	$396,632	$436,425

Liabilities and Shareholders’ Equity (Deficiency)

Current liabilities -
Accounts payable	$796,481	$640,197
Note payable - InterMarket Ventures, a related party	450,000	450,000
Notes payable - other	47,500	47,500
Due Associated Business Group, a related party	12,427	12,427
Accrued officer’s compensation	395,996	371,060
Accrued expenses	216,633	170,932

Total current liabilities	1,919,037	1,692,116
Note Payable - InterMarket Ventures, a related party	3,025,046	2,274,722

Total liabilities	4,944,083	3,966,838

Shareholders’ Equity (Deficiency) -
Common shares, $.001 par, 200,000,000 authorized, 200,000,000 issued and outstanding	200,000	200,000
Additional paid in capital	63,777,497	63,777,497
Retained deficit	(68,524,948)	(67,507,910)

Total shareholders’ deficiency	(4,547,451)	(3,530,413)

Total liabilities and shareholders’ (deficiency)	$396,632	$436,425

See notes to condensed consolidated financial statements.

e-SMART TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

[Unaudited]

	Three Months Ended March 31,
	2006	2005
Net Revenue	$—	$—

Cost of revenue	—	—

Gross profit	—	—
Operating expenses:

Research and development	152,475	78,723
Selling, general and administrative	817,515	712,112
Interest	46,008	20,415

Total operating expenses	1,015,998	811,250

Loss before taxes	(1,015,998)	(811,250)

Income tax	1,040	250

Net Loss	$(1,017,038)	$(811,500)

Net income (loss) per common share - basic and fully-diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	200,000,000	173,535,944

See notes to condensed consolidated financial statements.

e-SMART TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF

SHAREHOLDERS’ IMPAIRMENT

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, January 1, 2005	173,535,944	$173,536	$61,053,801	$(62,642,602)	$(1,415,265)
Shares issued for cash	26,464,056	26,464	2,723,696	—	2,750,160
Net loss	—	—	—	(4,865,308)	(4,865,308)

Balance, December 31, 2005	200,000,000	200,000	63,777,497	(67,507,910)	(3,530,413)
Unaudited
Balance January 1, 2006	200,000,000	200,000	63,777,497	(67,507,910)	(3,530,413)
Net loss	—	—	—	(1,017,038)	(1,017,038)

Balance, March 31, 2006	200,000,000	$200,000	$63,777,497	$(68,524,948)	$(4,547,451)

See notes to condensed consolidated financial statements.

e-SMART TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

[Unaudited]

	Three Ended March 31,
	2006	2005
Cash flows from Operating Activities -
Net loss	$(1,017,038)	$(811,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,511	2,200
Changes in Assets and Liabilities -
(Increase) decrease in prepaid expenses	150	13,905
(Increase) decrease in officers advances	16,151	—
Increase (decrease) in accounts payable	156,284	15,360
Increase (decrease) in accrued expenses	70,637	91,545

Net Cash Used in Operating Activities	(770,305)	(688,490)

Cash Flows from Investing Activities -
Leasehold and improvements	(5,709)	—
Addition to lease deposit	(3,711)	—

Net Cash Used in Investing Activities	(9,420)	—

Cash Flows from Financing Activities -
Advances from InterMarket Ventures, a related party	750,324	655,600

Net Cash Provided by Financing Activities	750,324	655,600

Net Increase (decrease) in Cash	(29,401)	(32,890)
Cash at Beginning of Period	164,584	42,857

Cash at End of Period	$135,183	$9,967

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of the Registrant and those of its wholly-owned subsidiary e-Smart Korea, Inc., and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended March 31, 2006 and 2005, are not necessarily indicative of the results that may be expected for the respective years ended December 31, 2006 and 2005.

The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related footnotes included in the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, supplemented by the notes included herein.

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

Note 2 – Letter of Comment

From time to time the Staff of the Securities and Exchange Commission’s Division of Corporate Finance may examine the periodic reports of a Registrant for compliance and form (a “Letter of Comment”). In January 2006, the Company received a Letter of Comment relating to its Annual Report on Form 10-KSB for the year ended December 31, 2004, its Quarterly Reports on Form 10-QSB for the quarters ending March 31, 2005, June 30, 2005, and September 30, 2005, and its Form 8-K Reports filed August 4, 2005 and November 21, 2005. During February 2006, the Company filed a preliminary response to the Letter of Comment and expects to file its complete response on or before July 23, 2006.

Note 3 – Related Party Transactions

Common Ownership

Pursuant to the Company’s Plan of Reorganization and subject to the filing of an Amendment increasing its authorized common shares, approximately 68% of the Registrant’s outstanding common shares are owned by IVI Smart Technologies, Inc., a

Delaware corporation (the “Licensor”), that is the sole owner of all of the Super Smart Card™ technology licensed to the Registrant in November 2000, August 2001, and September 2001, for a 20-year term for commercialization throughout China, the remainder of Asia exclusive of China, and the United States of America, respectively. In addition, the Licensor’s parent, InterMarket Ventures, Inc., a Utah corporation (“Ventures”) has advanced the Registrant $2,274,722 in 6% term notes and $450,000 in 5% demand notes at various dates throughout 2005, and $3,025,046 and $450,000, respectively, during the three months ended March 31, 2006. Mary A. Grace, the Registrant’s President and Chief Executive Officer, is a director, executive officer and principal stockholder of the Licensor and Ventures. Tamio Saito, the Registrant’s Chief Technology Officer, is also an executive officer and principal stockholder of the Licensor and Ventures. The Licensor is in a position to materially influence the direction of the Registrant, its efforts in raising the additional capital critical to its success, and the strategies employed in commercialization of the licensed technology, assuming the Registrant’s business plan is ultimately successful.

Note 4 – Going Concern

The Registrant’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As shown in the accompanying financial statements, the Registrant had negative working capital at March 31, 2006, of $1,781,312. In addition, the Registrant has incurred an accumulated deficit of $(68,524,948) through March 31, 2006. The Registrant is dependent upon the efforts of its management to raise proceeds from continued debt or equity placements to sustain the research and development and ultimate commercialization of their respective interests in the Super Smart Card™ technology. The Registrant’s ability to continue to receive the necessary level of funding support through the efforts of its management cannot be guaranteed. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Registrant is unable to continue as a going concern.

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

Three Months Ended March 31, 2006 and March 31, 2005

Revenues – Since obtaining the license to the Super Smart Card™ technology in November 2000, the Registrant has been engaged in research and development efforts to enhance and broaden the technology’s applications and in exploring the global market for its optimal commercialization. In the opinion of management, the Registrant’s Super Smart Card™ is ready for commercialization. This fact notwithstanding, the Registrant is still in its development stage for accounting purposes as it has not experienced revenues in either of the three month periods ended March 31, 2006 (“1Q06”) or March 31, 2005 (“1Q05”).

Cost of Revenues – Consistent with the Registrant still being in its development stage, it did not experience cost of revenues in either 1Q06 or 1Q05.

Operating Expenses - Operating expenses were $1,015,998 for 1Q06 compared to $811,250 for 1Q05 resulting in an increase of $204,748 or 25%. The principal factors underlying this increase were increased marketing and research and development expenses as we get closer to the commercialization of our technologies.

Loss Before Taxes and Income Taxes – As a result of the foregoing, loss before taxes for 1Q06 was $(1,015,998) compared to $(811,250) for 1Q05 upon which the Registrant’s provision for taxes in both periods was solely attributable to minimum state franchise taxes payable.

Net Loss – Consistent with the foregoing analysis, the Registrant reported a net loss of $(1,017,038) or $(0.01) per share for 1Q06, compared to a net loss of $(811,250) or $(0.01) per share for 1Q05, based upon weighted average shares outstanding of 200,000,000 and 173,535,944, respectively.

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

At March 31, 2006, the Registrant had current assets of $137,725 (including cash of $135,183, current liabilities of $1,919,037, and an accumulated deficit of $(68,524,948). The Registrant periodically evaluates its liquidity requirements, capital needs and availability of capital resources in view of its plans for commercialization of its technology, and other operating cash needs. In the opinion of Registrant’s management, the Registrant is entirely dependent upon a material infusion of capital from the sale of securities to its accredited investors during the next several months in order to sustain its current developmental efforts, commence commercial operations, and ultimately transition out of the development stage.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

During the quarter ended March 31, 2006, the Registrant continued to implement controls and procedures designed to ensure that information required to be disclosed in the reports that the Registrant files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon their evaluation of the controls and procedures implemented within 90 days of the filing date of this Quarterly Report, the Chief Executive and Chief Financial Officer of the Registrant concluded that the Registrant’s disclosure controls and procedures have been improved during the past three months. Such officer also concluded that the Registrant’s controls and procedures will likely equal or exceed those required of the Registrant within one or two more operating quarters.

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

Dated: June 27, 2006