Form 10QSB
period 2006-06-30
E-SMART TECHNOLOGIES INC
filed 2006-12-13
CIK 1112999

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2006

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

Common Stock, $.001 par value, 200,000,000 shares at June 30, 2006.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

e-SMART TECHNOLOGIES, INC. & SUBSIDARIES

FORM 10-QSB - QUARTER ENDED JUNE 30, 2006

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited condensed consolidated balance sheet of the Registrant at June 30, 2006, the audited balance sheet at December 31, 2005, and the unaudited condensed consolidated statements of operations, shareholders’ equity (deficiency), and cash flows for the six months and three months ended June 30, 2006 and June 30, 2005 follow. The unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the periods presented.

e-SMART TECHNOLOGIES, INC. & SUBSIDARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

[Unaudited]

	June 30, 2006	December 31, 2005
Assets
Current assets -
Cash	$399,149	$164,584
Prepaid expenses	6,385	2,692

Total current assets	405,534	167,276

Equipment, net	50,370	44,701
License of Super Smart Card ™ Technology, net	96,075	99,290
Officers’ advances	19,985	51,674
Lease deposits	81,319	73,484

Total assets	$653,283	$436,425

Liabilities and Shareholders’ Equity (Deficiency)

Current liabilities -
Accounts payable	$811,494	$640,197
Note payable – IVI Smart Technologies, Inc., a related party	450,000	450,000
Notes payable – others	47,500	47,500
Due Associated Business Group, a related party	12,427	12,427
Accrued officer’s compensation	448,870	371,060
Accrued expenses	272,093	170,932

Total current liabilities	2,042,384	1,692,116
Note payable – IVI Smart Technologies, Inc., a related party	4,269,855	2,274,722

Total liabilities	6,312,239	3,966,838

Shareholders’ Equity (Deficiency) -
Common stock, $.001 par, 200,000,000 shares authorized, 200,000,000 issued and outstanding	200,000	200,000
Additional paid in capital	63,777,497	63,777,497
Retained earnings (deficiency)	(69,636,453)	(67,507,910)

Total shareholders’ equity (deficiency)	(5,658,956)	(3,530,413)

Total liabilities and shareholders’ equity (deficiency)	$653,283	$436,425

See notes to condensed consolidated financial statements.

e-SMART TECHNOLOGIES, INC. & SUBSIDARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

[Unaudited]

	Six Months Ended June 30,		Three Months Ended June 30,		January 1, 2001 (inception of operations) to June 30,
	2006	2005	2006	2005	2006
Net Revenue	$—	$—	$—	$—	$—
Cost of revenue	—	—	—	—	—

Gross profit	—	—	—	—	—

Operating expenses:
Research and development	327,574	507,239	175,099	428,516	14,894,308
General and administrative	1,698,461	1,574,714	880,946	862,602	54,458,584
Interest	101,008	45,640	55,000	25,225	275,761

Total operating expenses	2,127,043	2,127,593	1,111,045	1,316,343	69,628,653

Loss before taxes	(2,127,043)	(2,127,593)	(1,111,045)	(1,316,343)	(69,628,653)

Provision for taxes	1,500	650	460	400	7,800

Net Loss	$(2,128,543)	$(2,128,243)	$(1,111,505)	$(1,316,743)	$(69,636,453)

Net loss per common share - basic and fully-diluted	$(0.01)	$(0.01)	$(0.00)	$(0.00)	$(0.45)

Weighted average common shares outstanding	200,000,000	180,346,118	200,000,000	185,453,748	155,465,824

See notes to condensed consolidated financial statements.

e-SMART TECHNOLOGIES, INC.& SUBSIDARIES

CONDENSED CONSOLIDATED STATEMENT OF

SHAREHOLDERS’ EQUITY (DEFICIENCY)

			Additional Paid-in Capital	Accumulated Deficit	Total
	Common Stock
	Shares	Amount
Balance, January 1, 2005	173,535,944	$173,536	$61,053,801	$(62,642,602)	$(1,415,265)

Shares issued for cash	26,464,056	26,464	2,723,696	—	2,750,160

Net loss	—	—	—	(4,865,308)	(4,865,308)

Balance, December 31, 2005	200,000,000	200,000	63,777,497	(67,507,910)	(3,530,413)

Unaudited
Balance January 1, 2006	200,000,000	200,000	63,777,497	(67,507,910)	(3,530,413)

Net loss	—	—	—	(2,128,543)	(2,128,543)

Balance, June 30, 2006	200,000,000	$200,000	$63,777,497	$(69,636,453)	$(5,658,956)

See notes to condensed consolidated financial statements.

e-SMART TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

[Unaudited]

	2006	2005	January 1, 2001 (inception of Operations) to June 30, 2006
Cash flows from Operating Activities -
Net loss	$(2,128,543)	$(2,128,243)	$(69,636,453)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock and common stock options for services	—	—	55,812,844
Depreciation and amortization	8,256	13,078	61,608
Bad debt expense	—	—	312,505
Changes in Assets and Liabilities -
(Increase) decrease in prepaid expenses	(3,693)	1,793	(6,385)
(Increase) decrease in officers advances	31,689	—	(19,985)
(Increase) decrease in deposits	—	—	(73,484)
Increase (decrease) in accounts payable	171,297	(83,198)	811,494
Increase in accrued expenses	178,971	143,461	720,963

Net Cash Used in Operating Activities	(1,742,023)	(2,053,109)	(12,016,893)

Cash Flows from Investing Activities -
Acquisition of equipment	(10,710)	(6,582)	(79,453)
Cash used for intangible asset	—	—	(128,600)
Advances to Biosensor, LLC	—	—	(312,505)
Increase in lease deposit	(7,835)	(1,861)	(7,835)

Net Cash Used in Investing Activities	(18,545)	(8,443)	(528,393)

Cash Flows from Financing Activities -
Advances from IVI Technologies, Inc., a related party	1,995,133	703,144	5,387,688
Proceeds from other borrowings, net	—	(30,000)	47,500
Proceeds from sale of common shares	—	1,403,254	7,509,247

Net Cash Provided by Financing Activities	1,995,133	2,076,398	12,944,435

Net Increase (decrease) in Cash	234,565	14,846	399,149
Cash at Beginning of Period	164,584	42,857	—

Cash at End of Period	$399,149	$57,703	$399,149

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The Company has been in the development stage since the commencement of its operations on January 1, 2001. The accompanying unaudited consolidated financial statements include the accounts of the Registrant and those of its wholly-owned subsidiary e-Smart Korea, Inc., and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month and three month periods ended June 30, 2006 and 2005, are not necessarily indicative of the results that may be expected for the respective years ended December 31, 2006 and 2005.

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

Certain prior year amounts disclosed in the accompanying financial statements and notes thereto have been reclassified to conform to the current period’s presentation.

Note 2 – Letter of Comment

From time to time the Staff of the Securities and Exchange Commission’s Division of Corporate Finance may examine the periodic reports of a Registrant for compliance and form (“Letter of Comment”). In January 2006, the Company received a Letter of Comment relating to its Annual Report on Form 10-KSB for the year ended December 31, 2004, its Quarterly Reports on Form 10-QSB for the quarters ending March 31, June 30, and September 30, 2005, and its Form 8-K Reports filed August 4, and November 21, 2005. In February 2006, the Company filed a preliminary response to the Letter of Comment and completed its response on July 21, 2006.

Note 3 – Related Party Transactions

Pursuant to the Company’s Plan of Reorganization and subject to the filing of an Amendment increasing its authorized common shares, approximately 68% of the Registrant’s outstanding common shares are owned by IVI Smart Technologies, Inc., a Delaware corporation (the “Licensor”), that is the sole owner of all of the Super Smart Card™ technology licensed to the Registrant, for a 20-year term for commercialization throughout China, the remainder of Asia exclusive of China, and the United States of America, respectively. In addition, the Licensor has advanced the Registrant at various dates throughout 2006 and 2005 an aggregate of $4,269,855 in 6% term notes and $450,000 in 5% demand notes at June 30, 2006.

Mary A. Grace, the Registrant’s President and Chief Executive Officer, is a director, executive officer and principal stockholder of the Licensor. Tamio Saito, our chief inventor, is also a principal stockholder of the Licensor. The Licensor is in a position to materially influence the direction of the Registrant, its efforts in raising the additional capital critical to its success, and the strategies employed in commercialization of the licensed technology, assuming the Registrant’s business plan is ultimately successful.

Note 4 – Going Concern

The Registrant’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As shown in the accompanying financial statements, the Registrant had negative working capital at June 30, 2006, of $1,636,850. In addition, the Registrant has incurred an accumulated deficit of $(69,636,453) through June 30, 2006. The Registrant is dependent upon the efforts of its management to obtain financing from continued debt or equity placements or alternative financing structures to sustain the research and development and ultimate commercialization of their respective interests in the Super Smart Card™ technology. The Registrant's ability to continue to receive the necessary level of funding support through the efforts of its management cannot be guaranteed. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Registrant is unable to continue as a going concern.

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

When used in this discussion, words such as “believes,” “anticipates,” “expects,” "intends,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Registrant undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by the Registrant in this report and other reports filed with the Securities and Exchange Commission (“SEC”) that attempt to advise interested parties of the risks and factors that may affect the Registrant's business.

Six Months Ended June 30, 2006 and 2005

Revenues – Since obtaining the license to the Super Smart Card™ technology in November 2000, the Registrant has been engaged in research and development efforts to enhance and broaden the technology’s applications and in exploring the global market for its optimal commercialization. In the opinion of management, the Registrant's Super Smart Card™ is ready for commercialization. This fact notwithstanding, the Registrant is still in its development stage for accounting purposes as it has not experienced revenues in either of the six month periods ended June 30, 2006 (“6M6”) or June 30, 2005 (“6M5”).

Cost of Revenues – Consistent with the Registrant still being in its development stage, it did not experience cost of revenues in either 6M6 or 6M5.

Operating Expenses - Operating expenses were $2,127,043 for 6M6 compared to $2,127,593 for 6M5 resulting in a decrease of $550 or 0%. The principal elements of this decrease were reduced research and development expenses, net of increased marketing as we approach commercialization, and greater interest charges in line with our borrowings.

Loss Before Taxes and Income Taxes – As a result of the foregoing, loss before taxes for 6M6 was $(2,127,043) compared to $(2,127,593) for 6M5, upon which the Registrant’s tax provision in both periods related solely to minimum franchise taxes.

Net Loss – Consistent with the foregoing analysis, the Registrant reported a net loss of $(2,128,543) or $(0.01) per share for 6M6, compared to a net loss of $(2,128,243) or $(0.01) per share for 6M5, based upon weighted average shares outstanding of 200,000,000 and 180,346,118, respectively.

Three Months Ended June 30, 2006 and 2005

Revenues – Since obtaining the license to the Super Smart Card™ technology in November 2000, the Registrant has been engaged in research and development efforts to enhance and broaden the technology’s applications and in exploring the global market for its optimal commercialization. In the opinion of management, the Registrant's Super Smart Card™ is ready for commercialization. This fact notwithstanding, the Registrant is still in its development stage for accounting purposes as it has not experienced revenues in either of the three month periods ended June 30, 2006 (“2Q6”) or June 30, 2005 (“2Q5”).

Cost of Revenues – Consistent with the Registrant still being in its development stage, it did not experience cost of revenues in either 2Q6 or 2Q5.

Operating Expenses - Operating expenses were $1,111,045 for 2Q6 compared to $1,316,343 for 2Q5, resulting in a decrease of $205,298 or 16%. The principal reasons for this decrease were reduced research and development expenses, net of increased marketing as we approach commercialization, and greater interest charges in line with our borrowings.

Loss Before Taxes and Income Taxes – As a result of the foregoing, loss before taxes for 2Q6 was $(1,111,045) compared to $(1,316,343) for 2Q5, upon which the Registrant’s tax provision in both periods related solely to minimum franchise taxes.

Net Loss – Consistent with the foregoing analysis, the Registrant reported a net loss of $(1,111,505) or $(0.00) per share for 2Q6, compared to a net loss of $(1,316,743) or $(0.00) per share for 2Q5, based upon weighted average shares outstanding of 200,000,000 and 185,453,748, respectively.

Liquidity and Capital Resources - The Registrant has limited working capital and is dependent upon the efforts of its management in raising proceeds derived from private securities offerings or alternative financing arrangements for the continuation of its proposed smart card business. Currently, the Registrant does not have any existing credit facilities or similar bank borrowing arrangements. The Registrant will need to obtain additional financing in order to carry out its entire business plan. There can be no assurance that any additional financing will be available to the Registrant on acceptable terms, if at all. If the Registrant raises additional funds by issuing additional equity securities, further dilution to existing equity holders will result. If adequate additional funds are not available, the Registrant may be required to curtail significantly its long term business objectives and the Registrant still may not be able to transition out of the development stage, notwithstanding that the BVS2™ systems and Super Smart Card™ and other smart card system technologies are ready for commercialization.

At June 30, 2006, the Registrant had current assets of $405,534 (including cash of $399,149), current liabilities of $2,042,384, and an accumulated deficit of $(69,636,453). The Registrant periodically evaluates its liquidity requirements, capital needs and availability of capital resources in view of its plans for commercialization of its technology, and other operating cash needs. In the opinion of Registrant’s management, the Registrant is entirely dependent upon a material infusion of capital from the sale of securities to its accredited investors during the next several months in order to sustain its current developmental efforts, commence commercial operations, and ultimately transition out of the development stage.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

During the quarter ended June 30, 2006, the Registrant maintained controls and procedures designed to ensure that information required to be disclosed in the reports that the Registrant files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon their evaluation of the controls and procedures implemented within 90 days of the filing date of this Quarterly Report, the Chief Executive and Chief Financial Officer of the Registrant concluded that the Registrant's disclosure controls and procedures are sufficient.

Changes in Internal Controls

The Registrant made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial Officer.

PART II - OTHER INFORMATION

ITEM 5. OTHER MATTERS

Effective June 2006, the Company’s consulting relationships with Wayne Drizin and Associated Business Group were terminated. The Company thereafter commenced an investigation into the activities of Mr. Drizin and Associated Business Group.

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

Dated: December 13, 2006