Form 10QSB
period 2006-09-30
E-SMART TECHNOLOGIES INC
filed 2007-02-13
CIK 1112999

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-QSB

(Mark One)

☒	Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended: September 30, 2006

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

Common Stock, $.001 par value, 200,000,000 shares at September 30, 2006.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

e-SMART TECHNOLOGIES, INC.

FORM 10-QSB - QUARTER ENDED SEPTEMBER 30, 2006

PART I - FI NANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The unaudited condensed consolidated balance sheet of the Registrant at September 30, 2006, the audited balance sheet at December 31, 2005, and the unaudited condensed consolidated statements of operations, shareholders’ equity (deficiency), and cash flows for the nine months ended September 30, 2006 and September 30, 2005 follow. The unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the periods presented.

e- SMART TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

[Unaudited]

	September 30, 2006	December 31, 2005
Assets
Current assets -
Cash	$39,743	$164,584
Prepaid expenses	10,439	2,692

Total current assets	50,182	167,276

Equipment, net	44,082	44,701
License of Super Smart Card™ Technology, net	94,467	99,290
Officers’ advances	18,830	51,674
Lease deposits	78,483	73,484

Total assets	$286,044	$436,425

Liabilities and Shareholders’ Equity (Deficiency)
Current liabilities -
Accounts payable	$1,104,029	$640,197
Note payable - IVI Smart Technologies, Inc., a related party	450,000	450,000
Notes payable - others	47,500	47,500
Due Associated Business Group, a related party	12,427	12,427
Accrued officer’s compensation	495,977	371,060
Accrued expenses	336,133	170,932

Total current liabilities	2,446,066	1,692,116
Note Payable - IVI Smart Technologies, Inc., a related party	4,757,840	2,274,722

Total liabilities	7,203,906	3,966,838

Shareholders’ Equity (Deficiency) -
Common shares, $.001 par, 500,000,000 authorized, 200,000,000 issued and outstanding	200,000	200,000
Additional paid in capital	63,777,497	63,777,497
Retained deficit	(70,895,359)	(67,507,910)

Total shareholders’ equity (deficiency)	(6,917,862)	(3,530,413)

Total liabilities and shareholders’ equity (deficiency)	$286,044	$436,425

See notes to condensed consolidated financial statements.

e-SMART TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

[Unaudited]

	Nine Months Ended September 30		Three Months Ended September 30		January 1, 2001 Inception of Operations) to September 30,
	2006	2005	2006	2005	2006
Net Revenue	$—	$—	$—	$—	$—

Cost of revenue	—	—	—	—	—

Gross profit	—	—	—	—	—

Operating expenses:
Research and development	447,575	839,793	120,001	332,554	15,014,309
General and administrative	2,773,878	2,494,641	1,075,417	919,927	55,534,001
Interest	163,996	75,829	62,988	30,189	338,749

Total operating expenses	3,385,449	3,410,263	1,258,406	1,282,670	70,887,059

Loss before taxes	(3,385,449)	(3,410,263)	(1,258,406)	(1,282,670)	(70,887,059)

Provision for taxes	2,000	2,075	500	1,425	8,300

Net Loss	$(3,387,449)	$(3,412,338)	$(1,258,906)	$(1,284,095)	$(70,895,359)

Net loss per common share - basic and fully-diluted	$(0.02)	$(0.02)	$(0.00)	$(0.01)	(0.45)

Weighted average common shares outstanding	200,000,000	183,834,970	200,000,000	190,614,554	157,402,092

See notes to condensed consolidated financial statements.

e-SMART TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF

SHAREHOLDERS’ EQUITY (DEFICIENCY)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, January 1, 2005	173,535,944	$173,536	$61,053,801	$(62,642,602)	$(1,415,265)

Shares issued for cash	26,464,056	26,464	2,723,696	—	2,750,160

Net loss	—	—	—	(4,865,308)	(4,865,308)

Balance, December 31, 2005	200,000,000	200,000	63,777,497	(67,507,910)	(3,530,413)

Unaudited

Balance January 1, 2006	200,000,000	200,000	63,777,497	(67,507,910)	(3,530,413)

Net loss	—	—	—	(3,387,449)	(3,387,449)

Balance, September 30, 2006	200,000,000	$200,000	$63,777,497	$(70,895,359)	$(6,917,862)

See notes to condensed consolidated financial statements.

e-SMART TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

[Unaudited]

	Nine Months Ended September 30,		January 1, 2001 (inception of Operations) to September 30,
	2006	2005	2006
Cash flows from Operating Activities -
Net loss	$(3,387,449)	$(3,412,338)	$(70,895,359)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock and common stock options for services	—	—	55,812,844
Depreciation and amortization	17,170	18,246	70,522
Bad debt expense	—	—	312,505
Changes in Assets and Liabilities -
(Increase) decrease in prepaid expenses	(7,747)	(4,253)	(10,439)
(Increase) decrease in officers advances	32,844	—	(18,830)
(Increase) decrease in deposits	—	—	(73,484)
Increase (decrease) in accounts payable	463,832	(65,285)	1,104,029
Increase in accrued expenses	290,118	208,083	832,110

Net Cash Used in Operating Activities	(2,591,232)	(3,255,547)	(12,866,102)

Cash Flows from Investing Activities -
Acquisition of equipment	(11,728)	(21,455)	(80,471)
Cash used for intangible asset	—	—	(128,600)
Repayments from/(advances) to Biosensor, LLC	—	11,995	(312,505)
Increase in lease deposit	(4,999)	(4,511)	(4,999)

Net Cash Used in Investing Activities	(16,727)	(13,971)	(526,575)

Cash Flows from Financing Activities -
Advances from IVI Technologies, Inc., a related party	2,483,118	2,224,088	5,207,840
Proceeds from other borrowings, net	—	(70,000)	59,927
Proceeds from sale of common shares	—	1,449,322	8,164,653

Net Cash Provided by Financing Activities	2,483,118	3,603,410	13,432,420

Net Increase (decrease) in Cash	(124,841)	333,892	39,743
Cash at Beginning of Period	164,584	42,857	—

Cash at End of Period	$39,743	$376,749	$39,743

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of the Registrant and those of its wholly-owned subsidiaries e-Smart Korea, Inc. and e-Smart Systems, Inc., and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month and three month periods ended September 30, 2006 and 2005, are not necessarily indicative of the results that may be expected for the respective years ended December 31, 2006 and 2005.

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

Note 2 – Letters of Comment

From time to time the Staff of the Securities and Exchange Commission’s Division of Corporate Finance may examine the periodic reports of a Registrant for compliance and form (“Letter of Comment”). In January 2006, the Registrant received a Letter of Comment relating to its Annual Report on Form 10-KSB for the year ended December 31, 2004, its Quarterly Reports on Form 10-QSB for the quarters ending March 31, June 30, and September 30, 2005, and its Form 8-K Reports filed August 4, and November 21, 2005. In February 2006, the Registrant filed a preliminary response to the Letter of Comment and completed its response on July 21, 2006.

During October 2006, the Registrant received a second Letter of Comment relating to its Form 8-K Report filed November 21, 2005, its Annual Report on Form 10-KSB for the year ended December 31, 2005, and its Quarterly Report on Form 10-QSB for the quarter ending March 31, 2006. The Registrant is in the process of preparing its response to this second Letter of Comment.

Note 3 – Related Party Transactions

Pursuant to the Registrant’s Plan of Reorganization and subject to the filing of an Amendment increasing its authorized common shares, approximately 68% of the Registrant’s outstanding common shares are owned by IVI Smart Technologies, Inc., a Delaware corporation (the “Licensor”), that is the sole owner of all of the Super Smart Card™ technology licensed to the Registrant in November 2000, August 2001, and September 2001, for a 20-year term for commercialization throughout China, the remainder of Asia exclusive of China, and the United States of America, respectively. In addition, the Licensor has advanced the Registrant at various dates throughout 2006 and 2005 an aggregate of $4,757,840 in 6% term notes and $450,000 in 5% demand notes at September 30, 2006.

Mary A. Grace, the Registrant’s President and Chief Executive Officer, is a director, executive officer and principal stockholder of the Licensor. Tamio Saito, the Registrant’s chief inventor, is also a principal stockholder of the Licensor. The Licensor is in a position to materially influence the direction of the Registrant, its efforts in raising the additional capital critical to its success, and the strategies employed in commercialization of the licensed technology, assuming the Registrant’s business plan is ultimately successful.

Note 4 – Going Concern

The Registrant’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As shown in the accompanying financial statements, the Registrant had negative working capital at September 30, 2006, of $2,395,884. In addition, the Registrant has incurred an accumulated deficit of $(70,895,359) through September 30, 2006. The Registrant is dependent upon the efforts of its management to raise proceeds from continued debt or equity placements to sustain the research and development and ultimate commercialization of their respective interests in the Super Smart Card™ technology. The Registrant’s ability to continue to receive the necessary level of funding support through the efforts of its management cannot be guaranteed. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Registrant is unable to continue as a going concern.

ITEM 2.	MANAGEMEN T’S DISCUSSION AND ANALYSIS

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

Nine Months Ended September 30, 2006 and 2005

Revenues – Since obtaining the license to the Super Smart Card™ technology in November 2000, the Registrant has been engaged in research and development efforts to enhance and broaden the technology’s applications and in exploring the global market for its optimal commercialization. In the opinion of management, the Registrant’s Super Smart Card™ is ready for commercialization. This fact notwithstanding, the Registrant is still in its development stage for accounting purposes as it has not experienced revenues in either of the nine month periods ended September 30, 2006 (“9M6”) or September 30, 2005 (“9M5”).

Cost of Revenues – Consistent with the Registrant still being in its development stage, it did not experience cost of revenues in either 9M6 or 9M5.

Operating Expenses – Operating expenses were $3,385,449 for 9M6 compared to $3,410,263 for 9M5 resulting in a decrease of $24,814 or 1%. The principal element of this decrease was reduced research and development expenses as we get closer to the commercialization of our technologies.

Loss Before Taxes and Income Taxes – As a result of the foregoing, loss before taxes for 9M6 was $(3,385,449) compared to $(3,410,263) for 9M5 upon which the Registrant’s tax provision in both periods related solely to minimum franchise taxes.

Net Loss – Consistent with the foregoing analysis, the Registrant reported a net loss of $(3,387,449) or $(0.02) per share for 9M6, compared to a net loss of $(3,412,338) or $(0.02) per share for 9M5, based upon weighted average shares outstanding of 200,000,000 and 183,834,970, respectively.

Three Months Ended September 30, 2006 and 2005

Revenues – Since obtaining the license to the Super Smart Card™ technology in November 2000, the Registrant has been engaged in research and development efforts to enhance and broaden the technology’s applications and in exploring the global market for its optimal commercialization. In the opinion of management, the Registrant’s Super Smart Card™ is ready for commercialization. This fact notwithstanding, the Registrant is still in its development stage for accounting purposes as it has not experienced revenues in either of the three month periods ended September 30, 2006 (“3Q6”) or September 30, 2005 (“3Q5”).

Cost of Revenues – Consistent with the Registrant still being in its development stage, it did not experience cost of revenues in either 3Q6 or 3Q5.

Operating Expenses – Operating expenses were $1,258,406 for 3Q6 compared to $1,282,670 for 3Q5 resulting in a decrease of $24,264 or 2%. The principal components of this decrease were reduced research and development expenses as we get closer to the commercialization of our technologies.

Loss Before Taxes and Income Taxes – As a result of the foregoing, loss before taxes for 3Q6 was $(1,258,406) compared to $(1,282,670) for 3Q5 upon which the Registrant’s tax provision in both periods related solely to minimum franchise taxes.

Net Loss – Consistent with the foregoing analysis, the Registrant reported a net loss of $(1,258,906) or $(0.01) per share for 3Q6, compared to a net loss of $(1,284,095) or $(0.01) per share for 3Q5, based upon weighted average shares outstanding of 200,000,000 and 190,614,554, respectively.

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

At September 30, 2006, the Registrant had current assets of $50,182 (including cash of $39,743, current liabilities of $2,446,066, and an accumulated deficit of $(70,895,359). The Registrant periodically evaluates its liquidity requirements, capital needs and availability of capital resources in view of its plans for commercialization of its technology, and other operating cash needs. In the opinion of Registrant’s management, the Registrant is entirely dependent upon a material infusion of capital from the sale of securities to its accredited investors during the next several months in order to sustain its current developmental efforts, commence commercial operations, and ultimately transition out of the development stage.

ITEM 3.	CONTROLS AND PR OCEDURES

Evaluation of Disclosure Controls and Procedures

The registrant’s principal executive officer and principal financial officer have concluded that the registrant’s disclosure controls and procedures (as defined in Exchange Act Rule 13a – 15(e)), based on their evaluation of these controls and procedures as of the end of the period covered by this report, are appropriately designed to ensure that information required to be disclosed is recorded, processed, summarized and reported within the time period specified in the Commissions rules and forms, and to ensure that material information relating to the registrant is made known to such officers and such disclosure controls and procedures are operating effectively.

Changes in Internal Controls

The Registrant made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial Officer.

PART II – OTHER INFORMATION

ITEM 5.	OTHER MATTERS

During July 2006, a majority of the Registrant’s shareholders consented to 1) amendment of the Company’s Articles of Incorporation to increase the number of shares of Common Stock, $.001 par value per share, the Corporation is authorized to issue from 200,000,000 to 500,000,000, and 2) the reappointment of Mary A. Grace, Elliot Cole, and Tom Volpe to the Board of Directors and the election of Charles R. Black and Gary Messina to fill the two board appointments which expired in July 2006.

During July and August the Company took steps to initiate its’ plan to reorganize e-Smart in order to transition from an R&D company to a company implementing its’ contracts, and delivering product (the “Plan”). Pursuant to that Plan, the Company will not perform a research and development function, employs no technical or research personnel, and no longer employs or retains Tamio Saito, Big Bang Technology or any other R&D personnel. All research and development is to be conducted by IVI Smart Technologies, Inc. the owner of the Company’s patents and majority owner of the Company’s shares. The Company entered into agreements with a Chief Operating Officer who will be in charge of the Plan, and a Chief Enterprise Architect, who will be in charge of the installation and operation of the company’s system and payment gateway and other related oversight. The names of these individuals and those on their respective teams, and others in new divisions will be announced.

On or about September 11, 2006, the Company filed a civil action in the Northern District of California against former consultants including Wayne Drizin for misappropriation of property of the Company. That action is continuing.

Also In September the Company filed new patents related to its’ latest next generation and new technology, and is in the process of filing additional patents on the new technology that will be introduced soon.

IT EM 6.	EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

31.1	- Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

32.1	- Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

Reports on Form 8-K: None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

e-Smart Technologies, Inc.

By:	/s/ Mary A. Grace
Chief Executive Officer, and Director

By:	/s/ Mary A. Grace
Chief Financial Officer

Dated: February 13, 2007

Exhibit Index

Exhibit No.	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003