Form 10KSB/A
period 2005-12-31
E-SMART TECHNOLOGIES INC
filed 2007-04-30
CIK 1112999

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

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

The Registrant hereby amends the following sections of its Form 10-KSB for the Year Ended December 31, 2005, filed on April 14, 2006:

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Recent Developments

Letter of Intent and Agreement with MYBi, Inc., page 2. The first paragraph of this section is amended as follows:

FROM: On, July 25, 2005, and as enumerated in Item 5 of our Form 10-QSB Quarterly Report filed on August 15, 2005, e-Smart Korea entered into a ten year Strategic Alliance Agreement with MYBi. The Agreement contemplates joint activities designed to facilitate the rapid deployment, adoption, and use of a combined IC Card based payment system that incorporates both MYBi’s automated fare collection and micro-payment systems and e-Smart’s “macro-payment” systems, all on e-Smart’s Super Smart Card™. The Agreement also contemplates the joint promotion of our combined systems globally and the creation of a global payment network and processing system to facilitate the growth of Super Smart Card™ worldwide.

TO: On, July 25, 2005, and as enumerated in Item 5 of our Form 10-QSB Quarterly Report filed on August 15, 2005, e-Smart Korea has been offered a ten year Strategic Alliance Agreement with MYBi. The Agreement contemplates joint activities designed to facilitate the rapid deployment, adoption, and use of a combined IC Card based payment system that incorporates both MYBi’s automated fare collection and micro-payment systems and e-Smart’s “macro-payment” systems, all on e-Smart’s Super Smart Card™. The Agreement also contemplates the joint promotion of our combined systems globally and the creation of a global payment network and processing system to facilitate the growth of Super Smart Card™ worldwide. The Company is actively seeking to raise the capital necessary to meet the closing conditions of the proposed MYBi arrangement.

The Plan of Reorganization and Recapitalization, page 5. The first and second sentence of the last paragraph are amended as follows:

FROM: Based on the terms and circumstances of the capital liquidity opportunity, the Plan is being implemented in accordance with the approvals received from the Board and Stockholders, to effectuate its terms and stated purposes, but without a reverse split or issuance of Preferred Shares. Accordingly, and in exchange for and in consideration of the terms and conditions set forth above, the principal stockholder and founders will receive the equivalent of 5,000,000 shares of post reverse Preferred Shares, i.e., 200,000,000 shares of Common Stock.

TO: Dependent upon the terms and circumstances of the capital liquidity opportunity, the Plan may be implemented in accordance with the approvals received from the Board and Stockholders, to effectuate its terms and stated purposes, but without a reverse split or issuance of Preferred Shares. Accordingly, and in exchange for and in consideration of the terms and conditions set forth above, the principal stockholder and founders will receive, if implemented the equivalent of 5,000,000 shares of post reverse Preferred Shares, i.e., 200,000,000 shares of Common Stock.

PART II

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Off-Balance Sheet Arrangements, page 30. The first paragraph is amended as follows:

FROM: During the fiscal year ended December 31, 2005, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

TO: During the fiscal year ended December 31, 2005, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. The Company is presently negotiating certain proposed relationships, which if accepted by all parties, may contain terms that have off-balance sheet implications; see Note 12 to the Consolidated Financial Statements included in Item 7”.

ITEM 7. FINANCIAL STATEMENTS

Table of Contents, page 31. All references to the “Period from July 15, 1997 (date of inception) through December 31, 2005” are hereby amended to the “Period January 1, 2001 (inception of development stage) through December 31, 2005”.

Report of Independent Registered Accounting Firm, page 32. All references to the “Period from July 15, 1997 (date of inception) through December 31, 2005” are hereby amended to the “Period January 1, 2001 (inception of development stage) through December 31, 2005”.

Consolidated Statements of Operations, page 35. The column “Period from July 15, 1997 (Date of Inception) to December 31, 2005” is amended to “Period from January 1, 2001 (Inception of Development Period) to December 31, 2005”. In addition, within the column whose title is amended hereby, the balances presented for the following captions are amended as follows:

	FROM	TO
Research and development	2,602,844	14,566,734
Selling, general and administrative	9,078,013	52,760,123
Issuance of stock options for services	55,646,000	—

Consolidated Statement of Shareholders’ Equity (Deficiency), page 36. The period covered by this report is amended as follows:

FROM: July 15, 1997 (inception) through December 31, 2005

TO: January 1, 2001 (inception of development period) through December 31, 2005

In addition, the period of July 15, 1997 through December 31, 2001 is amended and reclassified as follows:

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Total
	Shares	Amount
FROM:

Balance, July 15, 1997 (inception of Development Period)	501,000	$501	$3,075	$—	$3,576
Issuance of shares for licensed technology	58,600,000	58,600	—	—	58,600
Net loss	—	—	—	(2,944)	(2,944)

Balance, December 31, 2001	59,101,000	$59,101	$3,075	(2,944)	$59,232
Issuance of shares for sevices	16,016,200	16,016	119,640	—	135,656
Issuance of shares for licensed technology	70,000,000	70,000	—	—	70,000
Net loss	—	—	—	(142,636)	(142,636)

Balance, December 31, 2001	145,117,200	$145,117	$122,715	$(145,580)	$122,252

TO:

Balance, January 1, 2001 (inception of development period)	501,000	$501	$3,075	$(2,944)	$632
Issuance of shares for licensed Technology	128,600,000	128,600	—	—	128,600
Issuance of shares for services	16,016,200	16,016	119,640	—	135,656
Net loss	—	—	—	(142,636)	(142,636)

Balance December 31, 2001	145,117,200	$145,117	$122,715	$(145,580)	$122,252

Statements of Cash Flows, page 37. The column “For the Period from July 15, 1997 (Date of Inception) to December 31, 2005” is amended to “Period from January 1, 2001 (Inception of Development Period) to December 31, 2005”.

Notes to Consolidated Financial Statements, 38. All references to the “Period from July 15, 1997 (date of inception) through December 31, 2005” are hereby amended to the “Period January 1, 2001 (inception of development stage) through December 31, 2005”.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations, page 38. The first sentence of the fourth paragraph is amended as follows:

FROM: The Company has been in the development stage since its formation on July 15, 1997.

TO: The Company began the development stage of its business on January 1, 2001.

L icense Costs, page 39, the second sentence is amended as follows:

FROM: The technology was purchased from IVI, a related party, for an aggregate of 128,600,000 common shares of the Company valued at $0.001 per share or $128,600 as the total agreed upon consideration, which sum approximates the Licensor’s allocable but not historical costs.

TO: The technology was licensed from IVI, a related party, for an aggregate of 128,600,000 common shares of the Company deemed by the board of directors to have a fair value of $0.001 per share or $128,600.

9. RELATED PARTY TRANSACTIONS, page 44. The last paragraph of this Note is amended as follows:

FROM: Pursuant to the Plan of Reorganization, the indebtedness of the Company to IVI is forgiven in connection with the issuance of 200,000,000 shares of Common Stock to IVI and the founders.

TO: Pursuant to the Plan of Reorganization, which was approved by the board and a majority of shareholders but delayed as a result of a capital liquidity opportunity at December 31, 2005, the indebtedness of the Company to IVI will be forgiven in connection with the issuance of 200,000,000 shares of Common Stock to IVI and the founders.

12. COMMITMENTS, page 46. The introductory sentence of this Note is amended as follows:

FROM: We have entered into certain contractual arrangements requiring financial commitments as follows…

TO: We are currently negotiating certain proposed business arrangements, which if accepted by all parties, may require financial commitments as follows…

Also, within the paragraph “The China Agreement”, the second and third sentences are amended as follows:

FROM: Further, upon formation of a contemplated joint venture entity, we are required to provide approximately $3,000,000 of formation capital over a two year period, of which $450,000 (15%) is due in December 2005. At December 31, 2005, the Company paid $50,000 of the amount due.

TO: Further, upon formation of a contemplated joint venture entity, its terms would have required us to provide approximately $3,000,000 of formation capital over a two year period, of which $450,000 (15%) is due in December 2005. At December 31, 2005, the Company paid $50,000 of the amount due, and the parties mutually agreed to defer further payments and negotiations indefinitely.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS, page 47. The second sentence of the second paragraphs amended as follows:

FROM: During the Audit Period, there were no disagreements with RRBB on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of RRBB, would have caused it to make reference to the subject matter of the disagreements in connection with any of its reports for any year during the Audit Period. In addition, and during the Audit Period, there were no reportable events as described in Item 304(a)(1) of Regulation S-B.

TO; During the Audit Period and the entire interim period of January 1, 2005 through RRBB’s resignation on November 9, 2005, there were no disagreements with RRBB on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of RRBB, would have caused it to make reference to the subject matter of the disagreements in connection with any of its reports for any year during the Audit Period. In addition, and during the Audit Period, there were no reportable events as described in Item 304(a)(1) of Regulation S-B.

ITEM 8-A. CONTROLS AND PROCEDURES, page 48. The order of the three paragraphs in this section will be amended as follows:

FROM: 1) Evaluation of Disclosure Controls and Procedure, 2) Changes in Internal Controls, and 3) Limitations on the Effectiveness of Controls.

TO: 1) Limitations on the Effectiveness of Controls, 2) Changes in Internal Controls, and 3) Evaluation of Disclosure Controls and Procedure.

Evaluation of Disclosure Controls and Procedures, page 48. The first two sentences of this paragraph are replaced in their entirety as follows:

FROM: Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including Mary A. Grace, our Chief Executive Officer and our Chief Financial Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures are effective for the gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.

TO: The Company’s Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of December 31,2005, as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15. Based upon this evaluation, the CEO and CFO has concluded that as of December 31, 2005, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

ITEM 13. EXIBITS AND REPORTS ON FORM 8-K, page 64. Exhibits 31.1 and 31.2 are hereby replaced with Exhibit 31.1/A and Exhibit 31.2/A attached hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 30, 2007

e-Smart Technologies, Inc.

By:	/s/ Mary A. Grace
Mary A. Grace, President,
Chief Executive Officer, and
Chief Financial Officer