Form 10QSB/A
period 2006-03-31
E-SMART TECHNOLOGIES INC
filed 2007-05-08
CIK 1112999

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

e-SMART TECHNOLOGIES, INC.

FORM 10-QSB—QUARTER ENDED MARCH 31, 2006

PART I—FINANCIAL INFORMATION

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

e-SMART TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

[Unaudited]

	March 31, 2006	December 31, 2005
Assets
Current assets -
Cash	$135,183	$164,584
Prepaid expenses	2,542	2,692

Total current assets	137,725	167,276
Leasehold Improvements and Equipment, net	48,507	44,701
License of Super Smart Card ™ Technology, net	97,682	99,290
Officers’ advances	35,523	51,674
Lease deposit	77,195	73,484

Total assets	$396,632	$436,425

Liabilities and Shareholders’ Equity (Deficiency)

Current liabilities -
Accounts payable	$796,481	$640,197
Note payable—IVI Smart Technologies, Inc., a related party	450,000	450,000
Notes payable—other	47,500	47,500
Due Associated Business Group, a related party	12,427	12,427
Accrued officer’s compensation	395,996	371,060
Accrued expenses	216,633	170,932

Total current liabilities	1,919,037	1,692,116
Note Payable—IVI Smart Technologies, Inc., a related party	3,025,046	2,274,722

Total liabilities	4,944,083	3,966,838

Shareholders’ Equity (Deficiency) -
Common shares, $.001 par, 200,000,000 authorized, 200,000,000 issued and outstanding	200,000	200,000
Additional paid in capital	63,777,497	63,777,497
Retained deficit	(68,524,948)	(67,507,910)

Total shareholders’ deficiency	(4,547,451)	(3,530,413)

Total liabilities and shareholders’ (deficiency)	$396,632	$436,425

See notes to condensed consolidated financial statements.

e-SMART TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

[Unaudited]

	Three Months Ended March 31,		January 1, 2001 (inception of development period) to March 31, 2006
	2006	2005
Net Revenue	$—	$—	$—

Cost of revenue	—	—	—

Gross profit	—	—	—

Operating expenses:
Research and development	152,475	78,723	14,719,209
Selling, general and administrative	817,515	712,112	53,577,638
Interest	46,008	20,415	220,761

Total operating expenses	1,015,998	811,250	68,517,608

Loss before taxes	(1,015,998)	(811,250)	(68,517,608)

Income tax	1,040	250	7,340

Net Loss	$(1,017,038)	$(811,500)	$(68,524,948)

Net income (loss) per common share basic and fully-diluted	$(0.01)	$(0.01)	$(0.45)

Weighted average number of common shares outstanding	200,000,000	173,535,944	153,345,14944

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

e-SMART TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

[Unaudited]

	Three Months Ended March 31,		January 1, 2001 (inception of (development period) to March 31, 2006
	2006	2005
Cash flows from Operating Activities -
Net loss	$(1,017,038)	$(811,500)	$(68,524,948)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock and common stock options for services	—	—	55,812,844
Depreciation and amortization	3,511	2,200	56,863
Bad debt expense	—	—	312,505
Changes in Assets and Liabilities -
(Increase) decrease in prepaid expenses	150	13,905	(2,542)
(Increase) decrease in officers advances	16,151	—	(35,523)
(Increase) decrease in deposits	—	—	(73,484)
Increase (decrease) in accounts payable	156,284	15,360	796,481
Increase (decrease) in accrued expenses	70,637	91,545	612,629

Net Cash Used in Operating Activities	(770,305)	(688,490)	(11,045,175)

Cash Flows from Investing Activities -
Leasehold and improvements	(5,709)	—	(74,452)
Purchase of Technology Licenses	—	—	(128,600)
Advances to Biosensor, LLC	—	—	(312,505)
Addition to lease deposit	(3,711)	—	(3,711)

Net Cash Used in Investing Activities	(9,420)	—	(519,268)

Cash Flows from Financing Activities -
Advances from IVI Smart Technologies, Inc., a related party	750,324	655,600	4,142,879
Proceeds from other borrowings	—	—	47,500
Proceeds from issuances of common stock	—	—	7,509,247

Net Cash Provided by Financing Activities	750,324	655,600	11,699,626

Net Increase (decrease) in Cash	(29,401)	(32,890)	135,183
Cash at Beginning of Period	164,584	42,857	—

Cash at End of Period	$135,183	$9,967	$135,183

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Basis of Presentation

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

Note 3 – Related Party Transactions

Common Ownership

Pursuant to the Company’s Plan of Reorganization and subject to the filing of an Amendment increasing its authorized common shares, approximately 68% of the Registrant’s outstanding common shares are owned by IVI Smart Technologies, Inc., a Delaware corporation (the “Licensor”), that is the sole owner of all of the Super Smart Card™ technology licensed to the Registrant in November 2000, August 2001, and September 2001, for a 20-year term for commercialization throughout China, the remainder of Asia exclusive of China, and the United States of America, respectively. In addition, the Licensor has advanced the Registrant $2,274,722 in 6% term notes and $450,000 in 5% demand notes at various dates throughout 2005, and $3,025,046 and $450,000, respectively, during the three months ended March 31, 2006. Mary A. Grace, the Registrant’s President and Chief Executive Officer, is a director, executive officer and principal stockholder of the Licensor. Tamio Saito, the Registrant’s Chief Technology Officer, is also an executive officer and principal stockholder of the Licensor. The Licensor is in a position to materially influence the direction of the Registrant, its efforts in raising the additional capital critical to its success, and the strategies employed in commercialization of the licensed technology, assuming the Registrant’s business plan is ultimately successful.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

Since the inception of our development period on January 1, 2001, and continuing through March 31, 2006, our primary source of funds have been private placements of our equity securities to accredited investors and loans from IVI Smart. We presently expect that this dependence will continue until our first system starts to generate sufficient cash flow to cover our operating costs. As of the date of this Report, we expect this dependence to continue until the third or fourth quarter of 2007. Based upon our current and planned 2006 rate of operating commitments, we will require approximately $250,000,000 in additional funding during this period. Although management has identified several potential sources of institutional capital, there can be no assurance that we will be able to successfully obtain all or a portion of the funds required to commence commercial operations.

Over the next 12 months we expect to continue our marketing and research and development efforts and to implement our first system, demonstrating the viability of our Super Smart Card™ and BVS2™ based products and related technologies.

Our ability to maintain what we believe to be the state-of-the-art quality of our Super Smart Card™ and BVS2™ system and related technologies is dependent upon our ability to continue to improve our products functionality and durability, and to reduce their cost of manufacture. In addition, we are constantly trying to find and develop new products that enhance the functionality of our BVS2™ platform. This research and development is expected to continue throughout 2006 and well into 2007. Accordingly, the Company expects to continue to be dependent upon funds from existing accredited, subject to the same risks enumerated in the preceding paragraph.

We are constantly acquiring equipment in connection with our research and development activities. Our planned 2006 budget is approximately $5,000,000 for such acquisitions, but could change depending upon our rate of accomplishment in the anticipated sales of one or more systems. Should such sales occur, we will also require an operations and testing center near those customers’ offices as a condition of contract.

During 2006 in the United States, we intend to fill a number of key management, marketing and technology positions commensurate with our intended growth and expanded operations.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2006, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. The Company is presently negotiating certain proposed relationships, which if accepted by all parties, may contain terms that have off-balance sheet implications; see Note 12 to the Consolidated Financial Statements included in Item 7 of our Form 10-KSB for the year ended December 31, 2005. as amended April 30, 2007.

Forward Looking Statements:

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

Discussion and Analysis of Three Months Ended March 31, 2006 and March 31, 2005

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

Operating Expenses—Operating expenses were $1,015,998 for 1Q06 compared to $811,250 for 1Q05 resulting in an increase of $204,748 or 25%. The principal factors underlying this increase were increased marketing and research and development expenses as we get closer to the commercialization of our technologies.

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

Liquidity and Capital Resources—The Registrant has limited working capital and is dependent upon the efforts of its management in raising proceeds derived from private securities offerings for funds for the continuation of its proposed smart card business. Currently, the Registrant does not have any existing credit facilities or similar bank borrowing arrangements. The Registrant will need to obtain additional financing in order to carry out its entire business plan. There can be no assurance that any additional financing will be available to the Registrant on acceptable terms, if at all. If the Registrant raises additional funds by issuing additional equity securities, further dilution to existing equity holders will result. If adequate additional funds are not available, the Registrant may be required to curtail significantly its long term business objectives and the Registrant still may not be able to transition out of the development stage, notwithstanding that the BVS2™ systems and Super Smart Card™ and other smart card system technologies are ready for commercialization.

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

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of March 31, 2006, as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15. Based upon this evaluation, the CEO and CFO has concluded that as of March 31, 2006, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Controls

The Registrant filled its first full time administrative position at its New York offices on March 13, 2006. As the person occupying this position will oversee much of the Registrant’s administrative activities, her ongoing services will positively affect our internal controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial Officer.

PART II—OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

31.1 — Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 — Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 — Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K: None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

e-Smart Technologies, Inc.

By:	/s/ Mary A. Grace
Chief Executive Officer, and Director

By:	/s/ Mary A. Grace
Chief Financial Officer

Dated: May 8, 2007

Exhibit Index

Exhibit Number		Description
31.1	–	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	–	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	–	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002