Form 10QSB/A
period 2006-03-31
E-SMART TECHNOLOGIES INC
filed 2007-05-08
CIK 1112999

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

e-SMART TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

[Unaudited]

	March 31, 2006	December 31, 2005
Assets
Current assets -
Cash	$135,183	$164,584
Prepaid expenses	2,542	2,692

Total current assets	137,725	167,276
Leasehold Improvements and Equipment, net	48,507	44,701
License of Super Smart Card ™ Technology, net	97,682	99,290
Officers’ advances	35,523	51,674
Lease deposit	77,195	73,484

Total assets	$396,632	$436,425

Liabilities and Shareholders’ Equity (Deficiency)

Current liabilities -
Accounts payable	$796,481	$640,197
Note payable—IVI Smart Technologies, Inc., a related party	450,000	450,000
Notes payable—other	47,500	47,500
Due Associated Business Group, a related party	12,427	12,427
Accrued officer’s compensation	395,996	371,060
Accrued expenses	216,633	170,932

Total current liabilities	1,919,037	1,692,116
Note Payable—IVI Smart Technologies, Inc., a related party	3,025,046	2,274,722

Total liabilities	4,944,083	3,966,838

Shareholders’ Equity (Deficiency) -
Common shares, $.001 par, 200,000,000 authorized, 200,000,000 issued and outstanding	200,000	200,000
Additional paid in capital	63,777,497	63,777,497
Retained deficit	(68,524,948)	(67,507,910)

Total shareholders’ equity deficiency	(4,547,451)	(3,530,413)

Total liabilities and shareholders’ equity (deficiency)	$396,632	$436,425

See notes to condensed consolidated financial statements.

e-SMART TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

[Unaudited]

	Three Months Ended March 31,		January 1, 2001 (inception of development period) to March 31, 2006
	2006	2005
Net Revenue	$—	$—	$—

Cost of revenue	—	—	—

Gross profit	—	—	—

Operating expenses:
Research and development	152,475	78,723	14,719,209
Selling, general and administrative	817,515	712,112	53,577,638
Interest	46,008	20,415	220,761

Total operating expenses	1,015,998	811,250	68,517,608

Loss before taxes	(1,015,998)	(811,250)	(68,517,608)

Income tax	1,040	250	7,340

Net Loss	$(1,017,038)	$(811,500)	$(68,524,948)

Net income (loss) per common share basic and fully-diluted	$(0.01)	$(0.01)	$(0.45)

Weighted average number of common shares outstanding	200,000,000	173,535,944	153,345,149

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

The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related footnotes included in the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, as amended April 30, 2007, supplemented by the notes included herein.

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

Our ability to maintain what we believe to be the state-of-the-art quality of our Super Smart Card™ and BVS2™ system and related technologies is dependent upon our ability to continue to improve our products functionality and durability, and to reduce their cost of manufacture. In addition, we are constantly trying to find and develop new products that enhance the functionality of our BVS2™ platform. This research and development is expected to continue throughout 2006 and well into 2007. Accordingly, the Company expects to continue to be dependent upon funds from existing accredited investors, subject to the same risks enumerated in the preceding paragraph.

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