Form 10KSB
period 2006-12-31
E-SMART TECHNOLOGIES INC
filed 2007-10-24
CIK 1112999

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT 1934:

For the Fiscal Year Ended December 31, 2006

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

Issuer’s revenues for the two years ended December 31, 2006: $ -0-

The aggregate market value of Common Stock held by non-affiliates at September 20, 2007: $7,046,197

Shares of Common Stock, $.001 par value, outstanding at December 31, 2006: 242,540,441 shares.

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

Business Overview

e-Smart Technologies, Inc. (the “Registrant” or the “Company”), is engaged in the business of creating, marketing, manufacturing, installing, operating and maintaining biometric identification verification systems which utilize biometric technology to positively authenticate each end user of any networked or local access system while protecting all information residing on or transported by the system. The Company’s products are designed to provide assurance that the user is the person that he or she claims to be and has the credentials to access the premises or information being sought.

Pursuant to grants of rights from IVI Smart Technologies, Inc. (“IVI”) we own the exclusive license for certain technologies for the U.S.A. and Asia except China. In addition, and through our wholly owned subsidiary e-Smart Systems, Inc., a Nevada corporation, we own the exclusive license for use in China of the smart card technology and any and all other smart card related assets originally developed or otherwise owned by IVI. This technology is, we believe, the most advanced biometrically protected, multi-application smart card solution currently available.

We have limited operations, and, in accordance with SFAS #7, we are considered a development stage company. We have an administrative office located at 526 West 26th Street, Suite 710, New York, NY 10001. Our registered agent in the State of Nevada is The Corporation Service Company and our transfer agent is Holladay Stock Transfer Company of Scottsdale, Arizona. Our common stock trades in the over-the-counter market under the symbol ESMT.PK. Our telephone number is (212) 727-3790.

Industry Overview: The Challenge of Secure Identity Verification

The business of the Company is focused on the development, manufacturing, marketing and maintaining of proprietary systems which accomplish secure verification of personal identities. Protection and verification of our personal identities is emerging as one of the major critical challenges facing governments and individuals today. The increasing globalization of our personal and financial interactions, and the threats that arise from those interactions, is fueling a growing demand for the means by which to employ verified personal identification systems to enhance our physical and financial security. Identity verification will continue to be a cornerstone of both physical security (airports, border crossings, buildings) and our financial security (merchants, ATMs, etc.). Online, protection and verification of our virtual identities is even more important. We use our virtual identities for online access to almost everything we do. As financial systems increasingly involve online activity, we project our virtual identities to our banks, brokerage accounts, and merchants worldwide. Currently there is no widely-accepted consumer solution for biometric verification of identity, and both the public and private sector are actively seeking a biometric product that will reliably and efficiently satisfy increasing demand. At e-Smart, we believe that we offer the most advanced product and biometric technology currently available to accomplish this critical function of identity verification and meet the needs of this expanding market.

The e-Smart Solution:

The Super Smart Card™

During 2006, e-Smart continued the development and refinement of its core technology, its state-of-the-art Super Smart Card and Biometric Verification System (BVS©) designed to accomplish immediate, local recognition of a person’s fingerprint. One of the key attributes of the Company’s design, which we believe makes it unique from all other smart cards and systems, is its “Match-on-Card” capability: our product design features an on-board biometric matching engine which enables the card to perform identification verification without reference to any external database.

Our product design combines that Match-on-Card capability with an on-board digital fingerprint sensor, which is water-proof, ESD proof, scratch-proof and can detect “liveness.” While others in the industry also use fingerprints for personal identification, those other products and systems require a controlled environment for a fragile sensor, considerable electrical power, a remote database (subject to hacking), and a powerful computer to execute the comparison. In contrast, e-Smart has designed a rugged, low-power system that executes a fingerprint match entirely internally, in less than one second. This system can be embedded inside a credit card format, integrated into official documents such as passports, or packaged in any number of configurations for an almost unlimited variety of applications. This system is designed for demanding consumer applications such as a card form that will be flexible, waterproof, tamperproof, resistant to shock and mechanical and magnetic damage. There are a number of patents pending to protect this unique technology.

The e-Smart product is also “dual interface,” i.e., it will work either in conjunction with a reader that requires physical contact with the card to supply power and transfer data, or with a reader that does not require physical contact, as power and data are transferred to each card through an electro-magnetic field generated by such a card reader.

Other attributes and competitive advantages of the Super Smart Card design, which have been discussed at length in prior filings, include the following:

•

Unique Sensor On-Card. A key component of the Super Smart Card™ design is its fingerprint sensor. The Super Smart Card™ will contain a thin (.33 mm thin), low power consumption sensor that will be durable enough to be embedded in a smart card and yet not effected by static electricity, the elements or the condition (wet, dry, hot, cold) of the user’s skin. Fingerprint Imaging will occur in 3D based on micro-pressure variations across the sensor surface caused by the ridges and valleys existing in one’s fingerprint. Only the fingerprint of the registered user will activate the card. The system will prevent unauthorized use of any card or card application by requiring the authorized cardholder’s fingerprint to activate the microprocessor inside and to initiate any transaction or to access any information,

•

Fraud-proof, counterfeit-proof and hack-proof. We believe that the physical characteristics of each Super Smart Card™ will cause tampering to permanently disable it and destroy any information contained therein. We also believe based on technical innovations contained within each Super Smart Card™ that counterfeit cards will not work on the system thereby rendering any fake cards useless;

•

Hardware Based, Software Enhanced, Multi-Application System. One card can contain multiple, independent and secure applications. For example, the technology will permit/deny access (physical and/or logical), identify precise location and/or movement of personnel and/or watch list parties while at the same time operating other secure applications, each completely and securely isolated one from the other;

•

The “Zero/Zero” System. e-Smart is continuing to develop its “Zero False Acceptance—Zero False Reject” system which is believed by us to be unique in the field of biometrics. In the normal course, when setting a biometric system, the closer to theoretical “zero” false acceptances you set your matching system for, the further you get from “zero” false rejections. Based on our internal studies, our Zero/Zero System, using a patent pending technique that combines human factors with mechanical factors, reduces the false reject rate to approximately 0.5% on the first use and less than 0.2% after the third to fifth use of the system by each new user. This reduction in the false rejection rate is particularly significant when dealing with high volume transport such as border crossings and airports.

We believe that we are the first, and currently the only company offering a commercially available dual !SO 7816 (contact) and ISO 14443 B (wireless) compatible smart card with a fingerprint sensor onboard, biometric matching engine onboard and a multi-application processor for deployment today.

The Biometric Identification Verification System

Our products are designed to operate on a common platform which we refer to as the Biometric Identification Verification Security System (“BVS2”)™. The BVS2 platform, which is based on pending patent application and proprietary technology, consists of the Super Smart Card, readers, operational software and a communication technology that ensures that the transmission of data throughout the system is secure and reliable.

To ensure the security of all information transmitted through the system, we have continued the development and refinement of means by which to encrypt and protect all data from unauthorized access. Our solution, referred to as “Presto-Chango,” is designed to cause information to become indecipherable if there is any attempt to access or transport data without verification of identity and authorization.

BVS2 transactions are routed through the BVS2 “Universal Gateway” subsystem which is designed to accomplish translation of and access to diverse database systems.

Card Readers

The card reader is the means by which the Super Smart Card communicates with the BVS2 platform. We intent to offer an array of readers including a handheld wireless device, an interface module compatible with most standard PDAs and notebooks.

Our Strategy

Key elements of our strategy include:

Enhance Technological Position. We intend to continue to invest in research and development in order to enhance our technological position, develop new technologies, extend the functionality of our products and services, and offer innovative products to our customers.

Expand Domestic Market Presence. We are continuing marketing efforts focused on the security needs of the United States. In particular, we have targeted various agencies within the Department of Homeland Security, including but not limited to the Bureau of Immigration and Customs Enforcement and the Transportation Security Administration. We intend to continue our marketing efforts to these and other agencies both on a direct basis and on a partnering basis with major U.S. domestic systems integrators in line with these agencies’ current policy of awarding virtually all major contracts to established system integrators such as Accenture, EDS, SAIC and Titan.

Expand Global Market Presence. The global market for biometric identification cards is already substantial and growing rapidly, increasing by over 50% annually in some segments. The Company has focused on specific regions where it can demonstrate substantial results and earn a significant market share, particularly South Korea. Building on its proven marketing and management talent in that region, the Company is expanding its physical operations in South Korea to include an engineering and development facility, and transferring personnel and technology to South Korea to intensify its focus on that market.

The South Korean market offers three distinct advantages: (1) excellent partners for manufacturing and production, (2), talented technical workforce who are trained and experienced in smart card technologies, and (3) a large population of consumers with the highest adoption rate for new technology of any country in the entire world. Both the South Korean government and South Korean consumers actively support and promote adoption of new technology. The South Korean national legislature has passed a law requiring that all financial services cards issued in South Korea after 2007 have smart card capability as well as a magnetic strip. Further, this legislation requires that the banks assume 100% of any financial loss from stolen or lost credit cards. As a result, card issuers in South Korea are eager to test and adopt new solutions such as the Super Smart Card offered by e-Smart.

At the consumer level, South Koreans adopt new technologies very quickly. With a population of 47 million people, the country supports over 150 million financial services cards, over three cards for every person in the entire country. Seoul and other major cities use AFC (automatic fare collection) systems for the mass transit systems that operate wirelessly, using the 14443b ISO standard. The city government of Seoul is driving this payment system to be extended to taxis, schools, libraries, and other public services. In summary, at every level from the national government to municipalities to individual consumers, South Korea is in the vanguard in initiating and adopting cashless financial service solutions. These solutions will require secure personal identification, such as the Super Smart Card offered by e-Smart Technologies.

The Company has established manufacturing partnerships with several South Korean production companies, each a world leader in its specific niche. The Company is also in the process of retaining additional engineers and developers with experience in wireless communications, payment systems, hardware miniaturization, and electronic packaging. The team is continuing its efforts to develop and refine its software and conform its hardware to high-volume, low-cost manufacture and operation.

The Company seeks, through its South Korean subsidiary, to focus on particular contracts to accomplish these high-volume applications, with high-visibility. These include applications for access control (both government and commercial) as well as financial services applications in South Korea. The Company has previously disclosed contracts in the South Korean market and will disclose further developments as appropriate.

Marketing and Distribution

We intend to continue to market our products directly, through our Homeland Defense, Inc. affiliate (inactive to date), and through e-Smart Korea. We are also continuing to develop strategic relationships with systems integrators and others. Our sales and marketing efforts will be directed from our offices in Seoul, South Korea, New York and Washington, DC.

Proprietary Technologies

The Company has continued to develop and refine its extensive portfolio of intellectual property through its relationship with IVI which filed 4 new patent applications in 2006. Because the market for its technology is global, IVI also files its patents under the Patent Cooperation Treaty.

e-Smart is currently the owner of three technology licenses from IVI Smart and IVI has agreed to issue new licenses to e-Smart relating to all refinements of the technology, all biometric and smart card related technologies, and/or all technology derivative of the existing technologies. Each license is granted pursuant to an “Exclusive Use and Distribution Agreement” (collectively the “License Agreements”), which grant to the Company exclusive rights to use and exploit the technology in particular territories. Those licenses cover all of Asia and the United States of America. The rights to technology granted to the Company include all smart card, biometric and related assets of the licensor including the Super Smart Card™, the BVS2™ platform and all relevant components thereof. The License Agreements require that all inventions and improvements developed by e-Smart be assigned to the licensor with a license to use granted back to the Company on the same terms and conditions as the technology was granted in the original license. IVI and e-Smart are jointly responsible to protect and defend the technology in the event of challenge or dispute in a covered territory.

Competition

While we believe that there is no product that can directly compete with the Super Smart Card™ and the BVS2,™ there are numerous products and competitors in the smart card and smart card operating system arena. We must, therefore, anticipate competition in sales of our products, systems and technologies from other providers of microprocessor-based smart card technologies. We expect competition to intensify as, and if, we become successful in our deployment plans and our competitors commit greater resources to the development of biometrically empowered contactless microprocessor-based smart cards. Some of the larger chip manufacturers that operate in the smart card market, including Atmel, STM, Infineon and Philips Semiconductors, have announced that they are developing contactless microprocessor-based smart cards. However, we know of no card planned or otherwise that has the sophistication and features of the Super Smart Card™.

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

We believe that all of these cards offer inferior functionality compared to our dual interface, biometrically powered, contactless microprocessor-based smart cards. Nevertheless, some of our potential customers have in the past, and may in the future, consider these alternatives sufficient for their needs.

Employees

As of December 31, 2006, the Company maintained an aggregate of 12 full time employees. Our Chief Executive Officer, President and Chief Financial Officer, Mary A. Grace, maintains a home in Washington D.C. but travels more than 95% of the time on our behalf. Our Chief Technical Officer, Tamio Saito, maintains a residence in San Jose, CA and in South Korea where he oversees our research and engineering, and also travels extensively in connection with his responsibilities within the Company. Two employees work in the New York office and oversee administrative aspects of marketing, managerial and financial functions.

The Managing Director of e-Smart Korea is Richard Kun In Kim. The Company maintains an office in South Korea where it conducts its engineering and research function since June 2007.

None of our employees is a party to a collective bargaining agreement.

Recent Developments:

Termination of Consulting Relationship

Effective June 2006, the Company’s consulting relationships with Wayne Drizin and Associated Business Group were terminated. The Company thereafter commenced an investigation into the activities of Mr. Drizin and Associated Business Group. As reflected in prior filings, Mr. Drizin had been a key consultant to the Company and so the Company immediately took steps to ensure that his departure would not affect the operations of the Company. Those steps included the identification and retention of another consultant who, in 2007, joined the Company as its Chief Operating Officer.

Based on the results of its investigation regarding Mr. Drizin and other consultants, the Company filed a civil action on or about September 11, 2006 in the Northern District of California against former consultants including Wayne Drizin for misappropriation of property of the Company. Discovery has not been completed and the action is continuing.

Additional Patents Filed

In 2006, IVI filed new patents related to developments in its biometric technology, and is in the process of filing additional patents relating to further refinements of the technology. IVI has licensed the use of that technology to the Company.

Letter of Intent and Agreement with MYBi, Inc.

The Strategic Alliance Agreement with MYBi, remains in force and effect and the Company is continuing to take the requisite steps relating to the contractual conditions set forth in that agreement. The Company anticipates that it will commence manufacture and delivery of product pursuant to that agreement during 2007.

Shareholders Authorize Increase in Common Shares and Board Recommendations

During July 2006, a majority of the Company’s shareholders consented to the reappointment of Mary A. Grace, Elliot Cole, and Tom Volpe to the Board of Directors and the election of Charles R. Black and Gary Messina to fill the two board appointments which expired in July 2006. Shareholders also approved an amendment to our Certificate of Incorporation which increased the number of authorized shares of Common and Preferred Stock, both of which have a par value of $.001, from 200,000,000 to 500,000,000.

Shareholders of record at the close of business on May 15, 2006 were entitled to notice of this action by written consent. Because the actions had already been approved by holders of a majority of the outstanding shares of our voting stock, no proxies were solicited. The increase in authorized shares became effective on or about July 15, 2006.

Plan of Reorganization and Recapitalization.

Pending resolution of issues associated with negotiation of long term financing, the Company has continued to delay full implementation of its Planned Reorganization and Recapitalization (the “Planned Reorganization”). That comprehensive reorganization, previously approved by the shareholders and the Board, is intended to further the goals of receipt of permanent financing, movement to a national securities exchange, and maximizing of shareholder value, includes the following terms and conditions: IVI will grant continuing access and licenses to existing and after developed biometric and smart card related technologies; IVI will forgive indebtedness previously incurred by the Company; IVI will forgive the obligation of the Company to issue additional shares in relation to further financing provided in 2006 and additional shares for additional technology licenses, IVI will surrender its current common stock holdings of the Company; in exchange for that forgiveness of indebtedness, issuance of additional stock for loans in 2006, and surrender of its existing holdings, IVI will receive Preferred Series A shares with 70% voting control of the Company. The Company anticipates that the Planned Reorganization will be implemented during 2007, to the extent that it remains consistent with the Company’s efforts to procure long term financing and enhance shareholder value.

Risk Factors

The following risks with respect to the Company’s proposed business and its financial condition should be carefully considered. These risks and uncertainties are not the only ones facing us. Other risks and uncertainties that have not been predicted or assessed by us may also adversely affect us. Some of the information in this report contains forward-looking statements that involve substantial risks and uncertainties. These statements can be identified by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” and “continue” or other similar words. Statements that contain these words should be carefully read for the following reasons:

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

We have limited working capital unless and until additional funding is obtained or until delivery on our contracts. At this point, we remain dependent upon proceeds derived from private securities offerings. We will need to obtain additional financing in order to implement all the material aspects of our business plan. There can be no assurance that additional financing will be available to us on acceptable terms, if at all. If we continue to raise funds by issuing additional equity securities, further dilution to existing equity holders will necessarily result. Accordingly, we are subject to all of the risks inherent in starting a new business enterprise including the potential loss of all monies invested.

We may not be able to operate successfully if we are unable to hire qualified additional personnel.

We continue to seek additional qualified management with the expertise we believe we require for success. Our success may largely be dependent on the personal efforts and abilities of our management and our ability to attract and retain qualified key personnel in the future. Except for Tamio Saito, our Chief Technical Officer, none of our management team has ever operated a smart card business or has any experience with the manufacture and marketing of smart card products. In addition to performing their regular duties, our management must currently devote a significant amount of time to devising strategies to finance and execute our business model.

We are presently highly dependent upon three people.

Our ultimate success or failure will depend to a large extent on the services and efforts of our executive and operating officer, Mary A. Grace, Tamio Saito, Chief inventor of our BVS2™ and Super Smart Card™ technology, and the Managing Director of e-Smart Korea, Richard In Kun Kim. The loss of the services of any one or more of these key persons, especially during the period prior to the installation and successful operation of our first biometric card and BVS2™ based products and related technologies system, will have a material adverse effect on the continued economic viability of our Company. Since we believe that Mr. Saito is the individual best able to continue to refine, to present and to customize the use of our system and oversee its installation, and that Ms. Grace and Mr. Kim are essential managers, the untimely demise, unavailability or disability of one or more of these four persons, would leave us without the ability to pursue, procure and fulfill contracting opportunities or possibly even to continue our business.

We have no Key Man Insurance.

Presently, we do not maintain any key man life insurance. The lack of key man coverage and the lack of other such insurance may have a material adverse effect upon our business in the event of the untimely loss of any of our key employees.

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

To date, we have not implemented any advanced Super Smart Card™ and BVS2™ System. We are continuing to develop our technology for use as an identification and payment card, for use by governmental authorities, banks and commercial enterprises. We have not yet received revenues from sales of these products. We are devoting significant resources to developing and marketing these and other products and adapting our existing products for use in new markets. If we fail to develop markets for our products we will not generate revenues and will continue to incur significant losses.

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

If there is a sustained increase in demand for components, availability might be limited and prices might increase.

Our products require components including microprocessors and other silicon based chips, the availability of which may be limited. The microprocessor industry periodically experiences increased demand and limited availability due to production capacity constraints. Increased demand for, or limited availability of, microprocessors could substantially increase the cost of producing our products. In addition, as a result of a shortage, we may be forced to delay shipments of our products, or devote additional resources to maintaining higher levels of microprocessor inventory. Consequently, we may experience substantial period-to-period fluctuations in our cost of revenues and, therefore, in our future results of operations.

Our products have long development cycles and we may expend significant resources in relation to a specific project without realizing any revenues.

The projects which will involve use of our product will be complex and will require that we customize our products to our customers’ needs and specifications. We will be required to undergo evaluation, testing, implementation and acceptance procedures of the customized products with the customer. Only after successful completion of these procedures will customers place orders for our products in commercial quantities, if any. We, therefore, cannot provide an assurance that contracts that we enter into will result in commercial sales. As a result, we may expend financial, management and other resources to develop customer relationships before we become capable of recognizing revenues, if any.

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

Our success depends, in part, upon our ability to hire, train and retain qualified research and development personnel. Individuals who have expertise in research and development in our industry are scarce. Competition for such personnel is intense in the electronics industry, particularly in the United States, and therefore hiring, training and retaining such personnel is both time consuming and expensive. If we fail to hire, train and retain employees with skills in research and development, we may not be able to enhance our existing products or develop new products.

Our ability to compete depends on our continuing right to use, and our ability to protect, our intellectual property rights.

Our technology is licensed from IVI Smart (see “Proprietary Technologies”). Our success and ability to compete depends in large part on using our licensed intellectual property and proprietary rights to protect the technology we use and the products we make. We rely on a combination of patent, trademark, copyright and trade secret law, as well as confidentiality agreements and other contractual relationships with our employees, customers, affiliates, distributors and others.

Our licensor currently has patents pending in the United States, Europe, Japan and elsewhere that have not yet resulted in granted patents. We cannot be certain that patents will be issued with respect to any of these pending or future patent applications or that the scope of any future patents that are issued to our licensor will provide us with adequate protection for our technology and products. Others may challenge these patents or registered trademarks. We do not know whether any of them will be upheld as valid or will be enforceable against alleged infringers and thus we do not know whether they will enable us to prevent or hinder the development of competing products or technologies. Moreover, patents provide legal protection only in the countries where they are registered and the extent of the protection granted by patents varies from country to country.

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

Risks Related to Our Common Shares

We are controlled by IVI

During 2006, IVI continued to provide financing to the Company and to take steps to enhance and protect the value of the intellectual property which is licensed to the Company. During 2006, IVI also continued to own a substantial percentage of the outstanding shares of Common Stock, with percentages ranging from 68% at January 1, 2006 to 18% at December 31, 2006. Pursuant to the Planned Reorganization, previously discussed, IVI will forgive the Company’s indebtedness and the Company’s obligation to issue additional stock for loans in 2006, and will surrender its stock holdings in exchange for Preferred Series A stock which possesses 70% voting control of the Company. Accordingly, this entity effectively has had and will continue to have the ability to control the outcome of all matters requiring stockholder approval, including, but not limited to, the election and removal of directors, and any merger, consolidation or sale of all, or substantially all, of our assets.

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

As of December 31, 2005, we had 200,000,000 shares of common stock issued and outstanding. In July 2006, we filed a Certificate of Amendment to our Articles of Incorporation authorized by the consent of a majority of our stockholders increasing the number of authorized shares of our common stock from 200 million to 500 million. The market price of our shares could drop as a result of sales of substantial amounts of our shares in the public market. This factor could also make it more difficult to raise additional funds through future private offerings of our shares or other securities.

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

Available Information

We intend to file Annual Reports on Form 10-KSB on a timely basis for all subsequent years. In addition, we file Quarterly Reports on Form 10Q-SB, Current Reports on Form 8-K, amendments to these reports, and other information with the SEC. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1800-SEC-0330. The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 2.	DESCRIPTION OF PROPERTY

We maintain an office at 526 West 26th Street, Suite 710, New York, NY 10001 at a monthly rental of $3,000 per month on a month-to-month basis without the benefit of a written lease. Our office facilities in New York are adequate for the purposes for which they are intended and provide sufficient capacity to accommodate our short-term needs.

Through June 2007 the Company maintained a sublease of office and laboratory space in San Jose, after which all operations of the Company with the exception of the New York office were moved to South Korea. The Company also continues to lease approximately 2,750 square feet of executive office space in Seoul, South Korea from a non-affiliated landlord, at a monthly rental of $5,300 through October 2007.

We believe that our rental expense is equal or better than we could have negotiated at arms length with a non-affiliated landlord for similarly situated space. Our space is adequate for our current needs and being utilized to approximately 100% of its capacity.

ITEM 3.	LEGAL PROCEEDINGS

Effective June 2006, the Company’s consulting relationship with Wayne Drizin and Associated Business Group were terminated. The Company thereafter commenced an investigation into the activities of Mr. Drizin and Associated Business Group. On or about September 11, 2006, the Company filed a civil action in the Northern District of California against former consultants including Wayne Drizin for misappropriation of property of the Company. Discovery in that proceeding has not yet taken place and the action is continuing.

The Company’s public filings are subject to review by the Securities and Exchange Commission and, from time to time, the SEC forwards to the Company letters commenting on prior filings. During 2006, the Company received such letters and has responded to each. Further, in response to such a comment letter, the Company filed a Form 10-KSB/A for the year ended December 31, 2005 and, to the extent that such letters of comment were applicable to future filings, the Company has incorporated suggested improvements and or clarifications in its presentation within its reports.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not conduct a meeting of stockholders during 2006. However, and as disclosed in Item 1, on October 14, 2005, the Plan of Reorganization (the ”Plan”) was approved by the written consent of 126,590,052 of the 200,000,000 common shares of our Company that were outstanding on that date.

Further, the increase in the number of authorized shares was approved by shareholder vote in July 2006.

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

	HIGH BID	LOW BID
Year Ended December 31, 2006:
Fourth Quarter	$.09	$.04
Third Quarter	.23	.05
Second Quarter	.31	.05
First Quarter	.11	.04
Year Ended December 31, 2005:
Fourth Quarter	.19	.06
Third Quarter	.23	.12
Second Quarter	.45	.20
First Quarter	.78	.52

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

Holders

As of December 31, 2006, the approximate number of holders of record of shares of our common stock, $.001 par value per share, our only class of trading securities, was believed by management to be as follows:

Title of Class	Number of Record Holders
Common Stock, $.001 par value	345

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

During 2006, the Company focused on its core technology, continuing to conduct research to enhance its product in areas including sensor technology and multiprocessor applications, and taking appropriate steps to ensure full protection of that technology for the value of the Company’s shareholders. Management also continued to pursue capital liquidity opportunities which will enable the Company to commence large scale production of its Super Smart Cards. At this point, our primary source of funds remains private placements of our equity securities and loans to the Company. We expect that this dependence will continue until the Company finalizes broader financing or our first system starts to generate sufficient income to cover our operating costs.

As of the date of this Report, we expect this dependence to continue at least through the third quarter of 2007. There can be no assurance that we will continue to be able to rely upon these sources of funds.

In 2007, the Company intends to continue marketing and research and development efforts, and expects to implement our first systems during the next 12 months, demonstrating the viability of our Super Smart Card™ and BVS2™ based products and related technologies. The Company’s resources will be devoted initially to fulfillment of the MyBi contract which will utilize the established operations of e-Smart Korea while also providing a high visibility platform for demonstration of the operational capabilities of the product. The Company’s other contractual opportunities, including contracts previously disclosed in Kyrgyzstan and the People’s Republic of China will also be pursued as financial and operational resources permit.

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

The Company will continue to expend funds in connection with our research and development activities. Our planned 2007 budget is approximately $2,000,000 for these costs, but could change depending on a number of factors, including our rate of accomplishment.

During 2007, we intend to continue our efforts to fill a number of key management, marketing and technology positions commensurate with our intended growth and expanded operations.

Off-Balance Sheet Arrangements

During the fiscal year ended December 31, 2006, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

ITEM 7.	FINANCIAL STATEMENTS

Page
Report of Independent Registered Accounting Firm	21

Consolidated Financial Statements	22

Balance Sheets as of December 31, 2006 and 2005	23

Statements of Operations for the Years Ended December 31, 2006 and for the Period January 1, 2001 (inception of development period) through December 31, 2006	24

Statements of Shareholders’ Equity (Deficiency) for the Period from January 1, 2001 (inception of development period) through December 31, 2006	25

Statements of Cash Flows for the Years Ended December 31, 2006 and for the Period January 1, 2001 (inception of development period) through December 31, 2006	26

Notes to Consolidated Financial Statements

Report of Independent Registered Accounting Firm

To the Board of Directors and Stockholders of

e-Smart Technologies, Inc. (a development stage company)

We have audited the accompanying consolidated balance sheet of e-Smart Technologies, Inc. and subsidiaries (a development stage company) as of December 31, 2006 and December 31, 2005, and the related consolidated statements of operations, shareholders’ equity (deficiency), and cash flows for the years then ended. The period from January 1, 2001 (inception of development period) through December 31, 2006 has been included in the accompanying financial statements in conformity with the requirements for reporting upon a development stage company. However, we have only audited the period from January 1, 2005 through December 31, 2006. The period from January 1, 2001 (inception of development period) through December 31, 2004 has not been examined by us. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of e-Smart Technologies, Inc. (a development stage company) as of December 31, 2004, were audited by other auditors whose report dated March 31, 2005, expressed an unqualified opinion on those statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of e-Smart Technologies, Inc. and subsidiaries (a development stage company) as of December 31, 2006 and December 31, 2005, and the results of their operations and their cash flows for the respective years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, the Company commenced its development stage on January 1, 2001. Realization of a major portion of the assets in the accompanying consolidated balance sheets is dependent upon the Company’s ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Horowitz & Ullmann, P.C.

New York, NY

October 18, 2007

e-Smart Technologies, Inc. and Subsidiaries

(a Development Stage Company)

Consolidated Balance Sheets

	December 31,
	2006	2005
Assets
Current Assets
Cash	$49,845	$164,584
Prepaid expenses	7,558	2,692

Total Current Assets	57,403	167,276
Equipment, net	41,446	44,701
License of Smart Card Technology, net of amortization	92,860	99,290
Officers’ advances	11,549	51,674
Lease deposit	79,713	73,484

Total Assets	282,971	436,425

Liabilities and Shareholders’ Equity (Deficiency)
Current Liabilities
Current portion of notes payable	509,927	509,927
Accounts payable	1,286,904	640,197
Accrued officer’s compensation	544,285	371,060
Accrued expenses	76,660	170,932

Total Current Liabilities	2,417,776	1,692,116
Note payable – long-term	1,946,394	2,274,722

Total Liabilities	4,364,170	3,966,838

Shareholder’s Equity (Deficiency)
Preferred Stock, $0.001 par value, 10 million shares authorized, -0- issued and outstanding	—	—
Common Stock, $0.001 par value, 490 million shares authorized, 242,540,441 and 200,000,000 shares issued and outstanding in 2006 and 2005, respectively	242,540	200,000
Additional paid-in capital	70,954,225	63,777,497
Deficit accumulated during the development stage	(75,277,964)	(67,507,910)

Total Shareholders’ Equity (Deficiency)	(4,081,199)	(3,530,413)

Total Liabilities and Shareholders’ Equity (Deficiency)	$282,971	$436,425

See notes to consolidated financial statements.

e-Smart Technologies, Inc. and Subsidiaries

(a Development Stage Company)

Consolidated Statements of Operations

			January 1, 2001 (inception of development period) to December 31,
	Year Ended December 31,
	2006	2005	2006
Revenue	$—	$—	$—

Operating Expenses
Research and development	583,575	927,620	15,150,309
Selling, general and administrative	7,007,715	3,824,120	59,767,838
Interest expense	176,264	111,018	351,017

Total Operating Expenses	7,767,554	4,862,758	75,269,164

Loss before provision for income taxes	(7,767,554)	(4,862,758)	(75,269,164)
Provision for Income Taxes	2,500	2,550	8,800

Net Loss	$(7,770,054)	$(4,865,308)	$(75,277,964)

Loss Per Share	$(0.04)	$(0.03)	$(0.47)

Weighted Average Number of Common Shares Outstanding	217,380,939	187,565,362	162,075,228

See notes to consolidated financial statements.

e-Smart Technologies, Inc. and Subsidiaries

(a Development Stage Company)

Consolidated Statements of Shareholders’ Equity (Deficiency)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Total
	Shares	Amount
Balance, January 1, 2001(Inception of Development Period)	501,000	$501	$3,075	$(2,944)	$632
Issuance of shares for services	16,016,200	16,016	119,640	—	135,656
Issuance of shares for licensed technology	128,600,000	128,600	—	—	128,600
Net (loss)	—	—	—	(142,636)	(142,636)

Balance, December 31, 2001	145,117,200	145,117	122,715	(145,580)	122,252
Issuance of shares for cash	7,903,967	7,904	1,031,221	—	1,039,125
Issuance of shares for services	750,826	751	84,843	—	85,594
Issuance of stock options for services	—	—	21,476,000	—	21,476,000
Net income (loss)	—	—	—	(22,961,160)	(22,961,160)

Balance, December 31, 2002	153,771,993	153,772	22,714,779	(23,106,740)	(238,189)
Issuance of shares for cash	16,497,519	16,498	2,531,854	—	2,548,352
Issuance of shares for services	437,500	437	80,813	—	81,250
Issuance of stock options for services	—	—	34,170,000	—	34,170,000
Net income (loss)	—	—	—	(36,771,607)	(36,771,607)

Balance, December 31, 2003	170,707,012	170,707	59,497,446	(59,878,347)	(210,194)
Issuance of shares for cash	2,828,932	2,829	1,556,355	—	1,559,184
Net income (loss)	—	—	—	(2,764,255)	(2,764,255)

Balance, December 31, 2004	173,535,944	173,536	61,053,801	(62,642,602)	(1,415,265)
Issuance of shares for cash	26,464,056	26,464	2,723,696	—	2,750,160
Net income (loss)	—	—	—	(4,865,308)	(4,865,308)

Balance, December 31, 2005	200,000,000	200,000	63,777,497	(67,507,910)	(3,530,413)
Issuance of shares for cash	20,990,441	20,990	4,150,278	—	4,171,268
Issuance of shares for services	21,550,000	21,550	3,026,450	—	3,048,000
Net income (loss)	—	—	—	(7,770,054)	(7,770,054)

Balance, December 31, 2006	242,540,441	$242,540	$70,954,225	$(75,277,964)	$(4,081,199)

See notes to consolidated financial statements.

e-Smart Technologies, Inc. and Subsidiaries

(a Development Stage Company)

Consolidated Statements of Cash Flows

	Year Ended December 31,		January 1, 2001 (inception of development period)
	2006	2005	to December 31, 2006
Cash Flows From Operating Activities
Net Loss	$(7,770,054)	$(4,865,308)	$(75,277,964)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of stock options for services	—	—	55,646,000
Issuance of common stock for services	3,048,000	—	3,350,500
Depreciation expense	17,654	23,566	41,696
Amortization expense	6,430	6,430	35,740
Bad debt expense	—	312,505	312,505
Changes in Assets and Liabilities:
(Increase) decrease in prepaid expenses	(4,866)	39,669	(7,558)
(Increase) decrease in officers’ advances	40.125	(51,674)	(11,549)
(Increase) in deposits	(6,229)	(15,345)	(79,713)
Increase in accounts payable	646,707	267,937	1,286,904
Increase in accrued expenses	351,193	257,215	893,185

Net Cash Used in Operating Activities	(3,671,040)	(4,025,001)	(13,810,254)

Cash Flows From Investing Activities
Cash used for intangible assets	—	—	(128,600)
Acquisition of equipment	(14,399)	(25,749)	(83,142)
Advances to (repayments from) Biosensor, LLC	—	11,995	(312,505)

Net Cash Used in Investing Activities	(14,399)	(13,754)	(524,247)

Cash Flows From Financing Activities
Proceeds from borrowings - other	—	—	117,500
Repayments of borrowings - other	—	(70,000)	(70,000)
Proceeds from common stock issuances	—	2,094,754	7,373,591
Proceeds from borrowings - related party	3,570,700	2,135,728	7,150,828
Proceeds from related party advances	—	—	12,427
Repayment of borrowings - related party	—	—	(200,000)

Net Cash Provided by Financing Activities	3,570,700	4,160,482	14,384,346

Net Increase in Cash	(114,739)	121,727	49,845
Cash at Beginning of Year	164,584	42,857	—

Cash at End of Year	$49,845	$164,584	$49,845

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$—	$5,000	$68,735
Income taxes	—	150	3,900
Supplemental Non-Cash Investing Activities
Issuance of common stock for services	$3,048,000	$—	$3,350,500
Issuance of common stock in repayment of related party borrowings	4,171,268		4,171,268
Issuance of stock options for services	—	—	55,646,000

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

On October 20, 2000, Boppers, Boppers Acquisition Corp., a then newly-formed Nevada Corporation and wholly owned subsidiary of Boppers (“BAC”), and e-Smart Systems, Inc., a Nevada corporation (“e-Smart Systems”) and wholly owned subsidiary of InterMarket Ventures, Inc., a Utah corporation (“Intermarket”), entered into an Agreement and Plan of Merger (the “Merger Agreement”).

Pursuant to the Plan of Merger, Bopper’s management resigned and the Registrant’s present management took control. The Company’s name was changed from Boppers Holdings, Inc. to e-Smart Technologies, Inc., effective December 22, 2000.

The Company was inactive until the commencement of its development stage on January 1, 2001. The Company and its subsidiaries are engaged in the business of creating, marketing, manufacturing, installing, operating and maintaining proprietary systems that are designed to positively authenticate each and every end user of any networked or local access system while protecting all information residing on or transported by the system in a manner that generates transaction fees.

Principles of Consolidation

The consolidated financial statements include the accounts of e-Smart Technologies, Inc. and its wholly owned subsidiaries, e-Smart Systems, Inc., a heretofore inactive Nevada corporation, and e-Smart Korea, Inc., a South Korean corporation that commenced operations on January 1, 2004. All significant inter-company balances and transactions have been eliminated in consolidation.

Basis of Financial Statement Presentation

The financial statements of the Company have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have never been profitable and incurred substantial losses from operations of $(7,770,054) and $(4,865,308) for the years ended December 31, 2006 and 2005, respectively and $(75,277,964) for the period January 1, 2001 (inception of development period) through December 31, 2006. Furthermore, the Company has negative working capital amounting to $(2,360,373) and $(1,524,840) at December 31, 2006 and 2005, respectively. The Company expects that losses from operations will continue through 2007 and anticipates that it will require additional financing in 2007, which may not be readily available. The Company is dependent upon the efforts of its management to raise proceeds from continued debt or equity placement to sustain the research and development and ultimate commercialization of their respective interests in the Super Smart Card TM technology. The Company’s ability to continue to receive new investment proceeds is uncertain. The financial statements do not include any adjustments that might be necessary in the event that the Company cannot continue in existence.

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

Research and Development Costs

Research and development costs are charged to operations as incurred and amounted to $583,575 and $927,620 in 2006 and 2005, respectively, and $15,150,309 from January 1, 2001 (inception of development period) through December 31, 2006.

License Costs

Effective January 1, 2001 the Company acquired certain technology licenses. The technology was licensed from IVI Smart Technologies, Inc. (“IVI”), a related party, for an aggregate of 128,600,000 common shares of the Company valued at $0.001 per share or $128,600 as the total agreed upon consideration, which sum approximates the Licensor’s allocable but not historical costs. The cost of the license is being amortized over its twenty-year term on a straight line basis. Amortization expense amounted to $6,430 and $6,430 for the years ended December 31, 2006 and 2005, respectively, and $35,740 for the period January 1, 2001 (inception of development period) through December 31, 2006.

Shares Issued for Services

The Company has adopted Statement of Financial Accounting Standard (SFAS) No. 123(R), “Share-Based Payment”. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. This Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions.

The Company recognized compensation costs of $3,048,000 in 2006 in exchange for shares issued for services rendered by employees and non-employees. The Company did not recognize any compensation costs in 2005. The Company recognized compensation costs of $3,350,500 for the period January 1, 2001 (inception of development period) through December 31, 2006 in exchange for shares issued for services rendered by employees and non-employees.

The Company did not issue stock options and did not recognize compensation costs in exchange for stock options for services rendered by employees and non-employees in 2006 or 2005. The Company recognized compensation costs of $55,646,000 for the period January 1, 2001 (inception of development period) through December 31, 2006, in exchange for stock options issued for services rendered by employees and non-employees. The compensation costs recognized by the Company in exchange for stock options issued were measured using the grant-date fair value. The grant-date fair value was estimated using an option-pricing model adjusted for unique characteristics of those stock options. All stock options issued by the Company have expired by term or mutual agreement prior to December 31, 2006.

The Company did not have any outstanding awards of equity or liability awards as of December 31, 2006.

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

Foreign Currency Translation

The functional currency for the foreign operations of e-Smart Korea, Inc. is the local currency. The translation of foreign currencies into U.S. dollars is performed for the 2006 and 2005 balance sheet accounts using exchange rates in effect at the respective balance sheet date and for revenue and expense accounts, using a weighted average exchange rate during the respective calendar year.

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

3. DEPOSITS

Deposits represent monies delivered as security under the leasing agreements for the office premises and automobile in South Korea.

4. EQUIPMENT AND DEPRECIATION

Equipment at cost, less accumulated depreciation consists of the following:

	As of December 31,
	2006	2005
Equipment	$83,142	$68,743
Less accumulated depreciation and amortization	(41,696)	(24,042)

Total	$41,446	$44,701

Depreciation expense charged to operations was $17,654, $23,566, and $41,696 in 2006, 2005, and for the period January 1, 2001 (inception of development period) through December 31, 2006, respectively.

5. NOTES PAYABLE

Notes payable consist of the following:

	2006	2005
5% demand note due Intermarket Ventures, Inc., a related party	$450,000	$450,000
6% note term due Intermarket Ventures, Inc, a related party	1,946,394	2,274,722
Non-interest bearing demand note due Associated Business Group, Inc.	12,427	12,427
Non-interest bearing demand notes - other	47,500	47,500

Total	2,456,321	2,784,649
Less current portion	(509,927)	(509,927)

Long-term portion	$1,946,394	$2,274,722

6. ACCRUED EXPENSES

Accrued expenses are as follows:

	2006	2005
Interest	$68,818	$164,782
Franchise taxes	7,842	6,150

Total	$76,660	$170,932

7. INCOME TAXES

The income tax provision is comprised of the following:

	Year Ended December 31,		January 1, 2001 (inception of development period) to December 31,
	2006	2005	2006
Federal current provision	$—	$—	$—
State and foreign current provision	2,500	2,550	8,800

Total income taxes	$2,500	$2,550	$8,800

The Company’s total deferred tax asset and valuation allowance are as follows:

	2006	2005
Total deferred tax asset, current	$6,100,000	$3,550,000
Less valuation allowance	(6,100,000)	(3,550,000)

Net deferred tax assets, current	$—	$—

The differences between income tax benefits in the financial statements and the tax benefit computed at the U.S. Federal statutory rate of 34% at December 31, 2006 and 2005 are as follows:

	2006	2005
Tax benefit	34%	34%
Valuation allowance	(34)	(34)

Effective tax rate	—%	—%

At December 31, 2006, the Company had available approximately $18,000,000 of net operating losses to carry forward which may be used to reduce future federal taxable income through December 31, 2026.

8. ISSUANCE OF COMMON STOCK AND STOCK OPTIONS

During 2006, the Company issued 166,790,441 shares of its common stock to various individuals and related affiliates prior to receiving approval of the Board of Directors. Subsequent to the balance sheet date, the Board ratified 20,990,441 shares issued to Intermarket and affiliates in reduction of the Company’s indebtedness thereto, 21,550,000 shares issued to officers, directors, consultants as compensation for services rendered, and cancelled 124,250,000 shares issued to related parties during 2006, pending further review. The number of shares reflected as issued and outstanding in the accompanying financial statements do not include shares issued during 2006, that were cancelled subsequent to December 31, 2006.

At December 31, 2006, of the Company’s 500,000,000 authorized shares, $.001 par value, there were 242,540,441 shares issued and all previously existing options to purchase shares had either expired by term or mutual agreement. Additionally, all pre-existing warrants to purchase shares expired without being exercised. No new options or warrants were granted in 2006 and 2005. A summary of the stock option activity for years ended December 31, 2006 and 2005 is set forth below:

	Number of Options	Weighted Average Exercise Price
Options in thousands
Options outstanding at January 1, 2005	93,050,000	$0.61
Granted	—	—
Exercised	—	—
Expired	—	—

Options outstanding and exercisable at December 31, 2005	93,050,000	0.61
Granted	—	—
Exercised	—	—
Expired (by term or mutual agreement)	(93,050,000)	(0.61)

Options outstanding and exercisable at December 31, 2006	—	$—

9. RELATED PARTY TRANSACTIONS

The Company is the owner of three technology licenses. Each license has been granted pursuant to an “Exclusive Use and Distribution Agreement”, each of which grants the Company exclusivity to the technology covered in a particular territory. The three territories covered are the People’s Republic of China, the remainder of Asia and the United States of America. The licenses, which have a term of twenty years, commencing January 1, 2001, were granted to the Company by IVI. IVI, together with its parent, Intermarket Ventures, Inc. (“Intermarket”), owns a 17.99% interest in the Company’s common stock at December 31, 2006. [gs 1]

At December 31, 2006 and 2005, the Company was indebted to Intermarket in the amount of $2,396,394 and $2,724,722, respectively, plus accrued interest. These obligations are unsecured and bear interest at 6%. Of the above amounts owed, $450,000 is due on demand, and the remaining balance, $1,946,394 and $2,274,722 at December 31, 2006 and 2005, respectively, is due on December 31, 2008. Pursuant to the Planned Reorganization, the foregoing obligations to Intermarket will be forgiven by IVI as one of the terms of its receipt of preferred shares.

On November 15, 2003 the Company entered into a Compensation and Settlement Agreement with Mary A. Grace, its President and Chief Executive Officer. Pursuant to this agreement the Company agreed to pay Ms. Grace a salary of $250,000 per year for a five year term. At December 31, 2006 and 2005, the financial statements of the Company include a liability for Ms. Grace’s accrued compensation of $544,285 and $371,060 respectively. Ms. Grace has agreed to accept payment in shares for such amounts due her. Further, in settlement of certain indebtedness of the Company to Ms. Grace, the Company has agreed to pay an amount equal to fifty percent (50%) of any net profit earned by the Company in any year during the term of this agreement until such time as Ms. Grace has received aggregate payments of $450,000.

The Company maintains an office at 526 West 26th Street, Suite 710, New York, NY 10001 which it rents from a company owned by Ms. Grace’s son for $3,000 per month on a month-to-month basis. Based upon the office’s size and location, the rental approximates market value.

We have sublicensed the rights to market the technology to state and federal agencies to the Company’s forty-five percent (45%) affiliate, Homeland Defense, Inc. (“HDI”). The remaining fifty-five percent (55%) interest in HDI is owned by our President and Chief Executive Officer. During the 12 months ended December 31, 2006, neither our Company nor any related interests made investments in HDI.

10. DEPENDENCE UPON CONTROL PERSONS

Intermarket, together with its two principal stockholders (the Company’s President and Chief Executive Officer Mary A. Grace and its Chief Technology Officer Tamio Saito), continue to own a substantial percentage of the common stock of the Company and will continue to have the ability to materially influence the direction of the Company, its efforts in raising the additional capital critical to its success, and the strategies employed in commercialization of the licensed technology. In addition, the Planned Reorganization will include the receipt by IVI of Preferred Series A shares which possess 70% voting control of the Company.

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

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections – A Replacement of APB No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections, and is effective for fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have a material effect on the Company’s consolidated results of operations of financial position.

12. COMMITMENTS

The MYBi Agreement – Pursuant thereto, we are required to: (i) supply MYBI with a designated number of terminals and Super Smart Cards™ necessary to meet consumer demand: (ii) purchase 9% of MYBI’s issued and outstanding shares at a negotiated price; (iii) purchase a senior convertible debenture and warrant from MYBi (collectively the “Debenture”) with a conversion price that allows us to purchase a minimum of 10.1 percent of MYBi at a designated price; and (iv) create, operate, and service an Operations Center in South Korea necessary to process the Super Smart Cards™ and any other type of non-cash payments other than Automated Fare Collections and other traditional MYBi e-purse transactions. The Debenture: (i) provides us with at least one permanent seat on MYBi’s Board of Directors; (ii) requires MYBi to hire a manager designated by us as a full time employee for harmonious coordination; (iii) provide us with specified veto rights with respect to major decisions; and (iv) contains customary assurances with respect to management and business plans as well as customary covenants. The Company is continuing its efforts to raise the capital associated with the closing conditions of the Strategic Alliance Agreement.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8-A.	CONTROLS AND PROCEDURES

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

Changes in Internal Controls over Financial Reporting.

There were no significant changes in our internal control over financial reporting that could significantly affect these controls during fiscal year ended December 31, 2006. As of December 31, 2006, we had not identified any significant deficiency or materials weaknesses in our internal controls, and therefore there were no corrective actions taken.

Evaluation of Disclosure Controls and Procedures.

As of December 31, 2006, the Company’s Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)). Based upon this evaluation, the CEO and CFO concluded that as of December 31, 2006, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company is recorded, processed and summarized.

While management concluded that its controls and procedures are effective to ensure that information is accumulated and communicated to management to allow timely decisions regarding disclosures, management also acknowledges that the Company has not retained securities counsel and has not been able to ensure that its reports were filed within the time periods specified by the Commission. Management concluded that the issues regarding reporting related not to the accuracy of the reported data but to the delays in filing which flowed from issues associated with allocation and availability of resources, both financial and staff. The Company has therefore taken additional steps to retain additional administrative staff, has retained an acting Chief Financial Officer, and is seeking to ensure the availability of the funds necessary for timely submission of all periodic filings.

Section 404

We are continuing the process of documenting and evaluating our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act which will apply to us beginning with our fiscal year 2007. Section 404 will require an annual report by our management on the effectiveness of our internal controls over financial reporting and for our independent registered public accounting firm to attest to management’s evaluation report.

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

Directors and Executive Officers

The following table sets forth: (1) names and ages of all persons who presently are and who have been selected as our directors; (2) all positions and offices with us held by each such person; (3) the term or office of each person named as a director; and (4) any period during which he or she has served as such:

Name	Duration and Date of Expiration of Present Term	Position and Office with our Company	Age and Director Since
Mary A. Grace	One year 12/31/07	President, Chief Executive Officer, Chief Financial Officer and Director	59 - March 2001

Charles R. Black	One year 12/31/07	Director	55 - July 2006

Gary Messina	One year 12/31/07	Director	54 - July 2006

Thomas J. Volpe	One year 12/31/07	Director	71 - April 2005

Elliot H. Cole	One year 12/31/07	Director	74 - April 2005

Tamio Saito	One year 12/31/07	Senior Exec Vice President, and Chief Technical Officer	53- October 2003

There is no understanding or arrangement between any directors or any other person or persons pursuant to which such individual, was or is to be, selected as one of our directors or as a nominee.

Employment Agreements

During the period covered by this Report, we entered into employment agreements with the following officers: None.

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

Thomas J. Volpe was elected to our Board of Directors on April 7, 2005 having previously served as our Advisory Board Chairman. Mr. Volpe until recently was Senior Vice President, Financial Operations, of The Interpublic Group of Companies, Inc., Vice President and Treasurer of Colgate-Palmolive Company and a Principal of Deloitte, Haskins & Sells. At Interpublic, Mr. Volpe was responsible for the worldwide treasury management of this $7 billion company, including financial analysis, budgeting, approval of all investments, and the financing of mergers and acquisitions worldwide. He performed corporate controller functions, and conducted comprehensive strategic analyses and plans for the successful integration of acquired companies into the parent company. Mr. Volpe was in charge of Interpublic’s global enterprise Y2K security risk analysis, as well as the implementation and coordination of the Y2K security protection needed throughout the company’s operations in 160 countries. During his tenure at Colgate, Mr. Volpe maintained domestic and international banking relationships, negotiated unique global credit and financing arrangements, supervised an investment portfolio of $500 million, restructured $750 million of pension assets, and designed an international risk program constituting captive insurance operations including safety, security and loss prevention.

Elliot H. Cole was elected to our Board of Directors on April 7, 2005 having previously served as a member of our Advisory Board. Mr. Cole is senior counsel with the firm of Patton Boggs, LLP (Washington, DC), Mr. Cole has practiced corporate law in the nation’s capitol for over 40 years, more than 30 of those years as a partner at Patton Boggs. Patton Boggs, through nearly four decades of practice, has established a reputation for cutting-edge advocacy by working closely with the US Congress and regulatory agencies in Washington. Patton Boggs, for example, has participated in the formation of every major multilateral trade agreement considered by Congress. The firm is a leader in merging public policy expertise getting results in both Washington and throughout the world. The firm is led by partners with extensive backgrounds in government service and with strong ties to both major political parties in order to be effective on Capitol Hill. In addition, Mr. Cole’s expertise includes the representation of early-stage companies. As a counselor of start-ups through mezzanine and later-stage financing, he assists with bringing along to maturity companies in a wide range of businesses. His broad-based contacts with financiers and investors have provided capital and management assistance to a number of firm’s clients over the years. Mr. Cole serves on the boards of numerous business, community and social organizations, and has been a trustee of his alma mater, Boston University, for over 20 years.

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

Charles R. Black. Mr. Black is best known as one of America's leading Republican political strategists and has served as senior advisor to Presidents Reagan and Bush. He also served as a principal public spokesman for President Bush in the 1992 presidential campaign. During 1990, Mr. Black served as chief spokesman for the Republican National Committee and in 2000 Mr. Black also served on President George W. Bush's campaign as a volunteer political advisor and surrogate spokesman. An attorney with more than twenty-five years of experience in government, public affairs and politics, Mr. Black has managed the successful elections of more than ten members of the U.S. Senate and more than a dozen members of Congress. Mr. Black serves as the principal legislative and public affairs advisor to several

Fortune 500 companies and trade associations. He currently serves as Co-Chairman of the Civitas Group, LLC., a unique multi-disciplinary security consulting firm. The leadership team at Civitas is an impressive gathering of top security experts, including Robert H. Swindell, who spent nearly two decades with Lehman Brothers as head of its U.S. Technology Banking; David Howe, a former Special Assistant to President George W. Bush and the Senior Director for Emergency Preparedness and Response at the Homeland Security Council at the White House; Penrose "Parney" Albright, former Secretary of Homeland Security for Science and Technology; Richard A. Falkenrath is the former Deputy Assistant to the President and Deputy Homeland Security Advisor and also served as Special Assistant to the President and Senior Director for Policy and Plans within the Office of Homeland Security and Warren Rudman, former U.S. Senator from New Hampshire who served as Chairman of the President's Foreign Intelligence Advisory Board under President Clinton and was Co-Chair of the U.S. Commission on National Security.

Gary S. Messina. Mr. Messina has nearly three decades of public & private information technology infrastructure experience and expertise. His background includes multi-agency and industry experience in the design, development and deployment of technology strategies and policies with extensive knowledge of Information Technology Infrastructure, e-Commerce, start-up and expansion and the seamless integration of emerging technologies. Currently, Gary S. Messina is a Corporate Director for L-3 Communications Headquarters’ Operations. He is responsible for Homeland Security and Defense Operations domestically and internationally, which involves all of L-3 Communications. Prior to joining L-3, Washington Operations, Gary was the Strategic Development Executive for Titan Corporation which was acquired by L-3 Communications in September 2005. This position, at the vice-president level, was created to develop holistic business concepts and long-term strategies for Titan both national and internationally. He participated in mergers and acquisitions, congressional affairs and senior management. Gary was responsible for systems and approaches supporting the Department of Homeland Security and other large-scale government agencies and programs. Before he moved to the private sector, Gary was the Chief Information Officer for the Bureau of Citizenship and Immigration Services within the newly formed Department of Homeland Security where he retired in June 2004. During his tenure in the Federal Government he was a key player in the integration of former Immigration and Naturalization Service operations into the DHS environment. Gary has served under five U.S. Presidents, and six INS Commissioners. He was instrumental in leading change during his 27-year career with the Immigration and Naturalization Service. His expertise within the Agency spanned numerous programs, organizational changes, and administrations. Gary demonstrated a unique combination of management and policy experience in immigration affairs, counter-terrorism, Information Technology and organizational analysis. In his tenure with legacy INS and prior to his retirement, he served as Acting, Executive Associate Commissioner, Deputy Associate Commissioner, Assistant Commissioner, and Director of Research & Development, where he developed innovative technologies for counter-terrorism and counter intrusion programs within the agency.

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

Eugene P. Beard recently retired as Vice Chairman, Finance and Operations, of The Interpublic Group of Companies, Inc., a worldwide advertising and marketing communications group with 400 offices in 120 countries, over 50,000 employees and revenues of more than $6 billion. A former Interpublic Group board member, and Chairman of its Finance Committee, Mr. Beard’s retirement is effective at the end of 2003. Mr. Beard also serves on the boards of directors of Brown Brothers Harriman; Bessemer Trust Company; Mattel & Company and the Mattel Foundation; as well as MARC USA. As a member of the Advisory Council for Ethics and the Professions at Harvard’s John F. Kennedy School of Government, Mr. Beard established the Beard Graduate and Faculty Fellowship programs for Ethics in the Professions. He also founded the Beard Center for Leadership and Ethics in Business at Pittsburgh’s Duquesne University. Mr. Beard has been featured as an expert commentator and profiled in a number of media outlets, including Global Finance’s CFO Superstars, Investor Relations, Treasury Magazine, Forbes, Corporate Finance, Institutional Investor and Business Week. He has also appeared on CNBC News and PBS’s Nightly Business Report.

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

Code of Ethics

We have a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, controller and/or persons performing similar functions.

ITEM 10.	EXECUTIVE COMPENSATION

Aggregate Compensation Covered

During fiscal years 2004, 2005 and 2006, the aggregate compensation paid to, accrued or set aside for any of our executive officers or directors was $250,000, $250,000, and $306,000, respectively.

Summary Compensation Table

Long Term Compensation
	Annual Compensation				Awards		Payments
Name and Position	Year	Salary	Bonuses	Other	Stock	Options	LTIP	Other
Mary A. Grace, President, CEO, CFO and Director since 2001	2004 2005 2006	$250,000(1) 250,000(1) 250,000(1)	— — —	— $— —	— — —	— — —	— — —	— — —
Tamio Saito, Executive VP, Chief Technology Officer, and Director through 2006	2004 2005 2006	— — 56,000	— — —	— — —	— — —	— — —	— — —	— — —
Charles B. Black Director since July 2006	2004 2005 2006	N/A N/A —	— — —	— — 450,000(2)	— — —	— — —	— — —	— — —
Gary Messina, Director since July 7, 2006	2004 2005 2006	N/A N/A —	— — —	— — 450,000(2)	— — —	— — —	— — —	— — —
Thomas J. Volpe, Director since April 7, 2005	2004 2005 2006	N/A — —	— — —	— — 450,000(2)	— — —	— — —	— — —	— — —
Elliott H. Cole, Director since April 7, 2005	2004 2005 2006	N/A — —	— — —	— — 450,000(2)	— — —	— — —	— — —	— — —
Totals	2004 2005 2006	$250,000 250,000 306,000	— — —	$— — 1,800,000(2)	— — —	— — —	— — —	— — —

(1)

Does not include a settlement payment of $450,000 referenced in a November 15, 2003, written Compensation Settlement Agreement with Mary A. Grace, our President, Chief Executive Officer and Chief Financial Officer. Pursuant to this agreement, we agreed to pay Ms. Grace a salary of $250,000 per year commencing on January 1, 2004. In consideration for Ms. Grace’s release of our obligation to accrue her former salary of $250,000 per year, net of approximately $300,000 of expenses paid on Ms. Grace’s behalf during the three years ending December 31, 2003, we agreed to pay to Ms. Grace a preferred distribution of 50% of future profits limited to $450,000. In addition, and in consideration for our return to Ms. Grace of certain of her marketable securities, Ms. Grace released us from any prior obligations under a contemplated agreement to purchase such securities. Finally, we agreed that the approximate $300,000 in expenses we paid on Ms. Grace’s behalf would be deemed to be a loan and deductible only from the amount she is entitled to receive under the Compensation Settlement Agreement up to a maximum of $100,000 per year, commencing in the first year following the year in which we first receive sufficient income from operations.

(2)	Represents the grant on July 13, 2006, of 2,500,000 common shares to each of the outside directors at $.18 per share(100% of market value date of grant), which grants were ratified by the board during July 2007.

Option/SAR Grant Table

During the fiscal year ended December 31, 2006, no options were granted to any of our officers, directors or advisory board members.

Aggregate Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table

During the fiscal year ended December 31, 2006, no stock options or freestanding SAR’s were exercised.

Long-Term Incentive Plans – Awards in Last Two Fiscal Years

None.

Warrants

During the fiscal year ended December 31, 2006, no warrants to purchase shares of our common stock were issued or exercised.

Compensation of Directors and Advisors

During the fiscal year ended December 31, 2006, each of the Company’s four outside directors and three members of its advisory board received 2,500,000 and 500,000 common shares, respectively, for their services. The aggregate market value of the foregoing shares, based upon their date of issue, was $1,890,000. The share issuances were ratified by the board in July 2007. The Company has agreed to implement a share compensation plan during 2007.

Employment Contracts and Termination of Employment, and Change in Control Arrangements

Except for our President, Mary A. Grace, none of our executive officers was employed pursuant to the terms of an employment agreement with us.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Set forth below are the number of shares of our Common Stock, $.001 par value per share, owned beneficially, or known by us to be owned beneficially, by any holder of more than 5% of any class of such security at December 31, 2006:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class
IVI Smart Technologies, Inc. 526 West 26th Street Suite 710 New York, NY 10001	43,635,516	(1)	17.99%
Mary A. Grace 526 West 26th Street Suite 710 New York, NY 10001	10,250,000	(2)(3)(4)(7)	4.23%
Tamio Saito 526 West 26th Street Suite 710 New York, NY 10001	2,500,000	(5)(6)(7)	1.03%

(1)	Includes 3,635,516 shares owned of record by Intermarket, which owns 37.5% of the outstanding shares of IVI. Intermarket is controlled by Mary A. Grace, and Tamio Saito.

(2)

Does not include options to acquire an aggregate of 31,575,000 shares of our common stock granted on February 13, 2002 and December 1, 2003 which were cancelled simultaneously with the June 1, 2006 shareholders’ approval of the Planned Reorganization.

(3)

Does not include: (i) an aggregate of 13,090,655 shares of our common stock which may be attributable to Ms. Grace by virtue of her 30% equity ownership of Intermarket, which shares are inclusive of the shares of our stock owned by IVI.

(4)

Does not include: (i) an aggregate of 4,050,000 shares owned of record by James Michael Phelan; or (ii) an aggregate of 4,175,000 shares owned of record by John Daniel Phelan, each adult sons of Mary Grace, neither of whom reside with her; (iii) an aggregate of 300,000 shares owned by Michele, Steven and Virginia Grace, family of Mary Grace, none of whom reside with her; or (iv) an aggregate of 950,000 shares owned of record by David N. Phelan, Ms. Grace’s former spouse from whom she has been divorced since 1975. Ms. Grace disclaims beneficial ownership of the shares owned by her former husband and her adult children and her family.

(5)

Does not include options to acquire an aggregate of 20,000,000 shares of our common stock granted on February 13, 2002 and December 1, 2003 which were cancelled simultaneously with the June 1, 2006 shareholders’ approval of the Planned Reorganization.

(6)

Does not include: (I) an aggregate of 4,363,551 shares of our common stock which may be attributable to Mr. Saito by virtue of his 10% ownership of Intermarket; which shares are inclusive of the shares of our stock owned by IVI.

(7)	Does not include the receipt by management of common stock, which was agreed to in 2006, but finalized in 2007.

Security Ownership of Management

Set forth below are the number of shares of our Common Stock, $.001 par value per share. owned beneficially by each of our executive officers and directors and by all of our executive officers and directors as a group at December 31, 2006:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class
Mary A. Grace 526 West 26th Street, #710 New York, NY 10001	10,250,000	(1)(2)(3)(8)	4.23%
Tamio Saito 526 West 26th Street #710 New York, NY 10001	2,500,000	(4)(5)(6)(8)	1.03%
Charles B. Black 526 West 26th Street, #710 New York, NY 10001	2,500,000	(8)	1.03%
Gary Messina 526 West 26th Street, #710 New York, NY 10001	2,500,000	(8)	1.03%
Thomas J. Volpe 526 West 26th Street, #710 New York, NY 10001	2,500,000	(8)	1.03%
Elliott H. Cole 526 West 26th Street, #710 New York, NY 10001	2,500,000	(8)	1.03%
All officers and directors as a group of five persons	22,750,000	(7)(8)	9.38%

(1)

Does not include: (i) an aggregate of 4,050,000 shares owned of record by James Michael Phelan; or (ii) an aggregate of 4,175,000 shares owned of record by John Daniel Phelan, each adult sons of Mary Grace, neither of whom reside with her; (iii) an aggregate of 300,000 shares owned by Michele, Steven and Virginia Grace, family of Mary Grace, none of whom reside with her; or (iv) an aggregate of 950,000 shares owned of record by David N. Phelan, Ms. Grace’s former spouse from whom she has been divorced since 1975. Ms. Grace disclaims beneficial ownership of the shares owned by her former husband and her adult children and her family.

(2)

Does not include options to acquire an aggregate of 31,575,000 shares of our common stock granted on February 13, 2002 and December 1, 2003 which were cancelled simultaneously with the June 1, 2006 shareholders’ approval of the Planned Reorganization.

(3)

Does not include: (i) an aggregate of 13,090,655 shares of our common stock which may be attributable to Ms. Grace by virtue of her 30% equity ownership of Intermarket, which shares are inclusive of the shares of our stock owned by IVI.

(4)

Does not include options to acquire an aggregate of 20,000,000 shares of our common stock granted on February 13, 2002 and December 1, 2003 which were cancelled simultaneously with the June 1, 2006 shareholders’ approval of the Planned Reorganization.

(6)

Does not include: (i) an aggregate of 4,363,551 shares of our common stock which may be attributable to Mr. Saito by virtue of his 10% ownership of Intermarket, which shares are inclusive of the shares of our stock owned by IVI.

(7)

Does not include options granted to management and a co-inventor of our Super Smart Card™ technology to acquire an aggregate of 83,000,000 shares of our common stock granted on February 13, 2002 and December 1, 2003 which were cancelled simultaneously with the June 1, 2006 shareholders’ approval of the Planned Reorganization.

(8)

Includes the grant on July 13, 2006, of 2,500,000 common shares to each of the outside directors at $.18 per share (100% of market value date of grant), which grants were ratified by the board during July 2007. Does not include the receipt by management of common stock, which was agreed to in 2006, but finalized in 2007.

Changes in Control

There have been no changes in control of the Company during the fiscal year ended December 31, 2006.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2006, with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance, aggregated as follows: (i) all compensation plans previously approved by security holders; and (ii) all compensation plans not previously approved by security holders.

Equity Compensation Plan Information

	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS, AND RIGHTS	WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS, AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCES UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN
Equity compensation plans approved by security holders	None	N/A	None

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to the Planned Reorganization, IVI will receive Preferred Series A shares which are vested with ongoing 70% voting control in exchange for their forgiveness of amounts owed by the Company, the surrender of their common stock interest, and the licensing of further technology. Mary A. Grace, our President, Chief Executive Officer and Chief Financial Officer, is a director, executive officer and principal stockholder of IVI. Tamio Saito, our Chief Technology Officer, is also an executive officer and principal stockholder of IVI.

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

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

3(i)*	Articles of Incorporation of Boppers Holdings, Inc., filed July 15, 1997, as amended August 11, 2000, as further amended December 22, 2000.

3(ii)*	Bylaws of e-Smart Technologies, Inc.

10(a)*	Exclusive Use and Distribution Agreement, dated as of October 26, 2001, by and between IVI Smart Technologies, Inc. & e-Smart Technologies, Inc.

10(b)*	Exclusive Use and Distribution Agreement, dated as of September 1, 2000, between Intermarket Ventures, Inc. and e-Smart Systems, Inc.

10(c)*	Notice and Consent, dated as of January 1, 2001, to that certain Exclusive Use and Distribution Agreement, dated as of September 1, 2000, between Intermarket Ventures, Inc. and e-Smart Systems, Inc.

10(d)*	Exclusive Use and Distribution Agreement, dated as of September 6, 2001, by and between IVI Smart Technologies, Inc. and e-Smart Technologies, Inc.

10(e)*	Exclusive Use and Distribution Agreement, dated August 27, 2000, by and between e-Smart Systems, Inc. and Newco (i.e., e-Smart City Card Co. Ltd., a Chinese JV company).

10(f)*	Advisory and Occupancy Services Agreement, dated May 29, 2003, but retroactively effective to January 1, 2001, by and between Associated Business Group, Inc. and e-Smart Technologies, Inc.

10(g)*	Compensation Settlement and Employment Agreement, dated as of November 15, 2003, by and between e-Smart Technologies, Inc. and Mary A. Grace.

10(h)*	Research and Development Services Agreement, dated as of January 1, 2001, and reduced to writing on May 29, 2003, by and between Big Bang Technologies, Inc and e-Smart Technologies, Inc.

10(i)*	E-Smart Technologies, Inc. 2003 Long Term Incentive Plan adopted December 1, 2003.

10(j)*	Master Teaming Agreement, dated as of February 27, 2004, by and between Samsung SDS Co., Ltd. and e-Smart Korea, Inc.

10(k)*	Cooperation Agreement, dated February 27, 2004, by and among e-Smart Technologies, Inc., Guo Xin Well-tel Technology Co., Ltd., and EarthNetMedia Trading Corporation.

10(l)*	Mutual Cooperation Agreement, dated February 25, 2004, by and between Daewoo International Corporation and e-Smart Korea, Inc.

10(m)*	Agreement with the Ministry of Transportation and Communication and the Republic of Kyrgyzstan’s Supervisory Institute for e-Government dated April 4, 2004 (the Kyrgyzstan Agreement”).

10(n)*	Agreement with the Ministry of Economy of the Republic of Uzbekistan, Uzbekistan Uzbekprom Association and the Bank Association of the Republic of Uzbekistan dated August 13, 2004 (the “Uzbekistan Agreement”).

10(o)*	Agreement with P.T. Primrose Gantari Indonesia dated November 8, 2004 (the “Indonesia Agreement”).

10(p)*	Agreement with the Samsung Student Card Project Agreement with Samsung SDS Co., LTD., and Kobile Inc. dated December 3, 2004 (the “Student Card Agreement”),

10(q)*	Agreement with Mybi Co, Ltd. dated December 3, 2004 (the Mybi Agreement”)

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed

Reports on Form 8-K

During the last quarter of the fiscal year ended December 31, 2006, no reports on Form 8-K were filed.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

On January 3, 2006, we engaged Horowitz & Ullmann, P.C. (“H&U”) as our registered independent accountants to review the condensed quarterly financial statements previously included in our Form 10-QSB Quarterly Reports for June 30, 2005, and September 30, 2005, and audit our annual consolidated financial statements for the fiscal year ended December 31, 2005. Through December 31, 2006, we have paid H&U an aggregate of $104,490 in fees for its professional services rendered in connection with the audit engagements. Rosenberg Rich Baker Berman & Company were our independent accountants for 2004 and prior.

Audit-Related Fees

In addition, we have paid H&U $20,645 for their services in connection with reviewing our Forms 10-QSB for the two years ended December 31, 2006.

Tax Fees

There were no fees billed to us during the two fiscal year ended December 31, 2006, for professional services of H&U for tax compliance and related tax services regarding prior year tax returns.

All Other Fees

There were $5,005 in fees paid during the two fiscal year ended December 31, 2006, for services rendered by H&U other than the services described in the previous three paragraphs.

The engagement of H&U to render audit or non-audit services requires the prior approval of our Board of Directors since we do not yet have an audit committee of our Board of Directors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 24, 2007

e-Smart Technologies, Inc.

By:	/s/ Mary A. Grace
Mary A. Grace, President,
Chief Executive Officer

/s/ Tamio Saito
Tamio Saito
Chief Technology Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Mary A. Grace
Mary A. Grace, Director

Dated: October 24, 2007

By:	/s/ Charles B. Black
Charles B. Black, Director

Dated: October 24, 2007

By:	/s/ Gary Messina
Gary Messina, Director

Dated: October 24, 2007

By:	/s/ Thomas J. Volpe
Thomas J. Volpe, Director

Dated: October 24, 2007

By:	/s/ Elliott H. Cole
Elliott H. Cole, Director

Dated: October 24, 2007

Exhibit Index

Exhibit No.	Description
31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.