Form 10QSB/A
period 2006-06-30
E-SMART TECHNOLOGIES INC
filed 2007-11-20
CIK 1112999

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-QSB

(Amendment No. 1)

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

CONDENSED CONSOLIDATED BALANCE SHEETS

	[Unaudited]	[Audited]
	June 30, 2006	December 31, 2005
Assets
Current assets -
Cash	$399,149	$164,584
Prepaid expenses	6,385	2,692

Total current assets	405,534	167,276
Equipment, net	50,370	44,701
License of Super Smart Card™ technology, net	96,075	99,290
Officers’ advances	19,985	51,674
Lease deposits	81,319	73,484

Total assets	$653,283	$436,425

Liabilities and Shareholders’ Equity (Deficiency)
Current liabilities -
Accounts payable	$811,494	$640,197
Note payable – IVI Smart Technologies, Inc., a related party	450,000	450,000
Notes payable – others	47,500	47,500
Due Associated Business Group, a related party	12,427	12,427
Accrued officer’s compensation	448,870	371,060
Accrued expenses	272,093	170,932

Total current liabilities	2,042,384	1,692,116
Note payable – IVI Smart Technologies, Inc., a related party	4,269,855	2,274,722

Total liabilities	6,312,239	3,966,838

Shareholders’ Equity (Deficiency) -
Common stock, $.001 par, 200,000,000 shares authorized, 200,000,000 issued and outstanding	200,000	200,000
Additional paid in capital	63,777,497	63,777,497
Retained earnings (deficiency)	(69,636,453)	(67,507,910)

Total shareholders’ equity (deficiency)	(5,658,956)	(3,530,413)

Total liabilities and shareholders’ equity (deficiency)	$653,283	$436,425

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

e-SMART TECHNOLOGIES, INC.& SUBSIDARIES

CONDENSED CONSOLIDATED STATEMENT OF

SHAREHOLDERS' EQUITY (DEFICIENCY)

			Additional Paid-in Capital
	Common Stock			Accumulated Deficit
	Shares	Amount			Total
Audited
Balance, January 1, 2005	173,535,944	$173,536	$61,053,801	$(62,642,602)	$(1,415,265)
Shares issued for cash	26,464,056	26,464	2,723,696	—	2,750,160
Net loss	—	—	—	(4,865,308)	(4,865,308)

Balance, December 31, 2005	200,000,000	200,000	63,777,497	(67,507,910)	(3,530,413)
Unaudited
Balance January 1, 2006	200,000,000	200,000	63,777,497	(67,507,910)	(3,530,413)
Net loss	—	—	—	(2,128,543)	(2,128,543)

Balance, June 30, 2006	200,000,000	$200,000	$63,777,497	$(69,636,453)	$(5,658,956)

See notes to condensed consolidated financial statements.

e-SMART TECHNOLOGIES, INC. & SUBSIDARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

[Unaudited]

			January 1, 2001 (inception of operations) to June 30, 2006
	2006	2005
Cash flows from Operating Activities -
Net loss	$(2,128,543)	$(2,128,243)	$(69,636,453)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock and common stock options for services	—	—	55,812,844
Depreciation and amortization	8,256	13,078	61,608
Bad debt expense	—	—	312,505
Changes in Assets and Liabilities -
(Increase) decrease in prepaid expenses	(3,693)	1,793	(6,385)
(Increase) decrease in officers advances	31,689	—	(19,985)
(Increase) decrease in deposits	—	—	(73,484)
Increase (decrease) in accounts payable	171,297	(83,198)	811,494
Increase in accrued expenses	178,971	143,461	720,963

Net Cash Used in Operating Activities	(1,742,023)	(2,053,109)	(12,016,893)

Cash Flows from Investing Activities -
Acquisition of equipment	(10,710)	(6,582)	(79,453)
Cash used for intangible asset	—	—	(128,600)
Advances to Biosensor, LLC	—	—	(312,505)
Increase in lease deposit	(7,835)	(1,861)	(7,835)

Net Cash Used in Investing Activities	(18,545)	(8,443)	(528,393)

Cash Flows from Financing Activities -
Advances from IVI Smart Technologies, Inc., a related party	1,995,133	703,144	5,387,688
Proceeds from other borrowings, net	—	(30,000)	47,500
Proceeds from sale of common shares	—	1,403,254	7,509,247

Net Cash Provided by Financing Activities	1,995,133	2,076,398	12,944,435

Net Increase (decrease) in Cash	234,565	14,846	399,149
Cash at Beginning of Period	164,584	42,857	—

Cash at End of Period	$399,149	$57,703	$399,149

See notes to condensed consolidated financial statements.

e-SMART TECHNOLOGIES, INC. & SUBSIDARIES

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

Note 2 – Letter of Comment

From time to time the Staff of the Securities and Exchange Commission’s Division of Corporate Finance may examine the periodic reports of a Registrant for compliance and form (“Letter of Comment”). In January 2006, the Company received a Letter of Comment relating to its Annual Report on Form 10-KSB for the year ended December 31, 2004, its Quarterly Reports on Form 10-QSB for the quarters ending March 31, June 30, and September 30, 2005, and its Form 8-K Reports filed August 4, and November 21, 2005. In February 2006, the Company filed a preliminary response to the Letter of Comment and is continuing on an ongoing basis to address all issues raised by comment letters including filing amended quarterly and annual reports as appropriate.

Note 3 – Related Party Transactions

Pursuant to the Company’s Planned Reorganization and subject to the filing of an Amendment increasing its authorized common shares, approximately 68% of the Registrant’s outstanding common shares are owned by IVI Smart Technologies, Inc., a Delaware corporation (the “Licensor”), that is the sole owner of the Super Smart Card™ technology which has been licensed to the Registrant for a 20-year term for commercialization throughout China, the remainder of Asia exclusive of China, and the United States of America, respectively. In addition, the Licensor has advanced the Registrant at various dates throughout 2006 and 2005 an aggregate of $4,269,855 in 6% term notes and $450,000 in 5% demand notes at June 30, 2006.

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

Note 4 – Going Concern

The Registrant’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

ITEM 2.	MANAGEMENT’S PLAN OF OPERATION

Plan of Operation

Since the inception of our development period on January 1, 2001, and continuing through June 30, 2006, our primary source of funds has been private financing including loans from the Licensor. We presently expect that this dependence will continue until our revenues exceed our operating expense. As of this Report, we expect this dependence to continue until the third or fourth quarter of 2007. Based upon our current and planned 2006 rate of operating commitments, we will require approximately $25,000,000 in additional funding during this period. Although management has identified several potential sources of private and institutional capital, there can be no assurance that we will be able to successfully obtain all or a portion of the funds required to commence commercial operations.

Over the next twelve months we expect to continue our marketing and research and development efforts and to implement our first system, demonstrating the viability of our Super Smart Card™ and BVS2™ based products and related technologies.

Our ability to maintain what we believe to be the state-of-the-art quality of our Super Smart Card™ and BVS2™ system and related technologies is dependent upon our ability to continue to improve our products functionality and durability, and to reduce their cost of manufacture. In addition, we are constantly seeking to develop new products that enhance the functionality of our BVS2™ platform. This research and development process is expected to continue throughout 2006 and will remain an ongoing aspect of our operations.

We are continuously acquiring equipment in connection with our research and development activities. Our planned 2006 budget is approximately $5,000,000 for such acquisitions, but could change depending upon our rate of accomplishment in the anticipated sales of one or more systems. Should such sales occur, we will also require an operations and testing center near those customers’ offices as a condition of contract.

During 2006 in the United States, we intend to fill a number of key management, marketing and technology positions commensurate with our intended growth and expanded operations.

Off-Balance Sheet Arrangements

During the three months ended June 30, 2006, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. The Company is presently negotiating certain proposed relationships, which if accepted by all parties, may contain terms that have off-balance sheet implications; see Note 12 to the Consolidated Financial Statements included in Item 7 of our Form 10-KSB for the year ended December 31, 2005, as amended April 30, 2007.

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

Discussion and Analysis of the Six Months Ended June 30, 2006 and 2005

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

Operating Expenses – Operating expenses were $2,127,043 for 6M6 compared to $2,127,593 for 6M5 resulting in a decrease of $550 or 0%. The principal elements of this decrease were reduced research and development expenses, net of increased marketing as we approach commercialization, and greater interest charges in line with our borrowings.

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

Discussion and Analysis of the Three Months Ended June 30, 2006 and 2005

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

Operating Expenses – Operating expenses were $1,111,045 for 2Q6 compared to $1,316,343 for 2Q5, resulting in a decrease of $205,298 or 16%. The principal reasons for this decrease were reduced research and development expenses, net of increased marketing as we approach commercialization and greater interest charges in line with our borrowings.

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

Evaluation of Disclosure Controls and Procedures

As of June 30, 2006, the Company’s CEO and CFO carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)). Based upon this evaluation, the CEO and CFO concluded that as of June 30, 2006, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company is recorded, processed and summarized and that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

While concluding that the Company’s controls and procedures are effective to ensure that information is accumulated and communicated to management to allow timely decisions regarding disclosures, the CEO also acknowledges that the Company has not been able to ensure that its reports were filed within the time periods specified by the Commission. The CEO concluded that the issues regarding the timeliness of our reporting related not to the accuracy of the reported data but to the delays in filing which flowed from issues associated with allocation and availability of resources, both financial and staff. The Company has therefore taken additional steps to retain additional administrative and financial staff, and is seeking to ensure the availability of the funds necessary for timely submission of all periodic filings.

Changes in Internal Controls

The Registrant made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the CEO and CFO.

PART II - OTHER INFORMATION

ITEM 5.	OTHER MATTERS

Effective June 2006, Wayne Drizin’s consulting relationship with the company was terminated. The Company thereafter commenced an investigation into the circumstances surrounding Mr. Drizin’s separation.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

31.1 - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.2 - Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K: None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

e-Smart Technologies, Inc.

By:	/s/ Mary A. Grace
Chief Executive Officer and Director

By:	/s/ Mary A. Grace
Chief Financial Officer

Dated: November 20, 2007

Exhibit Index

Exhibit No.	Description
31.1 -	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 -	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 -	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002