Form 10QSB/A
period 2006-09-30
E-SMART TECHNOLOGIES INC
filed 2007-11-20
CIK 1112999

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

FORM 10-QSB - QUARTER ENDED SEPTEMBER 30, 2006

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

CONDENSED CONSOLIDATED BALANCE SHEETS

	[Unaudited] September 30, 2006	[Audited] December 31, 2005
Assets
Current assets -
Cash	$39,743	$164,584
Prepaid expenses	10,439	2,692

Total current assets	50,182	167,276

Equipment, net	44,082	44,701
License of Super Smart Card™ technology, net	94,467	99,290
Officers’ advances	18,830	51,674
Lease deposits	78,483	73,484

Total assets	$286,044	$436,425

Liabilities and Shareholders’ Equity (Deficiency)
Current liabilities -
Accounts payable	$1,104,029	$640,197
Note payable – IVI Smart Technologies, Inc., a related party	450,000	450,000
Notes payable - others	47,500	47,500
Due Associated Business Group, a related party	12,427	12,427
Accrued officer’s compensation	495,977	371,060
Accrued expenses	336,133	170,932

Total current liabilities	2,446,066	1,692,116
Note Payable - IVI Smart Technologies, Inc., a related party	4,757,840	2,274,722

Total liabilities	7,203,906	3,966,838

Shareholders’ Equity (Deficiency) -
Common shares, $.001 par, 500,000,000 authorized, 200,000,000 issued and outstanding	200,000	200,000
Additional paid in capital	63,777,497	63,777,497
Retained deficit	(70,895,359)	(67,507,910)

Total shareholders’ equity (deficiency)	(6,917,862)	(3,530,413)

Total liabilities and shareholders’ equity (deficiency)	$286,044	$436,425

See notes to condensed consolidated financial statements.

e-SMART TECHNOLOGIES, INC. & SUBSIDARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

[Unaudited]

	Nine Months Ended September 30		Three Months Ended September 30		January 1, 2001 Inception of Operations) to September 30,
	2006	2005	2006	2005	2006
Net Revenue	$—	$—	$—	$—	$—
Cost of revenue	—	—	—	—	—

Gross profit	—	—	—	—	—

Operating expenses:
Research and development	447,575	839,793	120,001	332,554	15,014,309
General and administrative	2,773,878	2,494,641	1,075,417	919,927	55,534,001
Interest	163,996	75,829	62,988	30,189	338,749

Total operating expenses	3,385,449	3,410,263	1,258,406	1,282,670	70,887,059

Loss before taxes	(3,385,449)	(3,410,263)	(1,258,406)	(1,282,670)	(70,887,059))
Provision for taxes	2,000	2,075	500	1,425	8,300

Net Loss	$(3,387,449)	$(3,412,338)	$(1,258,906)	$(1,284,095)	$(70,895,359)

Net loss per common share—basic and fully-diluted	$(0.02)	$(0.02)	$(0.00)	$(0.01)	(0.45)

Weighted average common shares shares outstanding	200,000,000	183,834,970	200,000,000	190,614,554	157,402,092

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

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

[Unaudited]

	Nine Months Ended September 30,		January 1, 2001 (inception of Operations) to September 30,
	2006	2005	2006
Cash flows from Operating Activities -
Net loss	$(3,387,449)	$(3,412,338)	$(70,895,359)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock and common stock options for services	—	—	55,812,844
Depreciation and amortization	17,170	18,246	70,522
Bad debt expense	—	—	312,505
Changes in Assets and Liabilities -
(Increase) decrease in prepaid expenses	(7,747)	(4,253)	(10,439)
(Increase) decrease in officers advances	32,844	—	(18,830)
(Increase) decrease in deposits	—	—	(73,484)
Increase (decrease) in accounts payable	463,832	(65,285)	1,104,029
Increase in accrued expenses	290,118	208,083	832,110

Net Cash Used in Operating Activities	(2,591,232)	(3,255,547)	(12,866,102)

Cash Flows from Investing Activities -
Acquisition of equipment	(11,728)	(21,455)	(80,471)
Cash used for intangible asset	—	—	(128,600)
Repayments (advances) to Biosensor, LLC	—	11,995	(312,505)
Increase in lease deposit	(4,999)	(4,511)	(4,999)

Net Cash Used in Investing Activities	(16,727)	(13,971)	(526,575)

Cash Flows from Financing Activities -
Advances from IVI Smart Technologies, Inc., a related party	2,483,118	2,224,088	5,207,840
Proceeds from other borrowings, net	—	(70,000)	59,927
Proceeds from sale of common shares	—	1,449,322	8,164,653

Net Cash Provided by Financing Activities	2,483,118	3,603,410	13,432,420

Net Increase (decrease) in Cash	(124,841)	333,892	39,743
Cash at Beginning of Period	164,584	42,857	—

Cash at End of Period	$39,743	$376,749	$39,743

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

Note 2 – Letters of Comment

From time to time the Staff of the Securities and Exchange Commission’s Division of Corporate Finance may examine the periodic reports of a Registrant for compliance and form (“Letter of Comment”). In January 2006, the Registrant received a Letter of Comment relating to its Annual Report on Form 10-KSB for the year ended December 31, 2004, its Quarterly Reports on Form 10-QSB for the quarters ending March 31, June 30, and September 30, 2005, and its Form 8-K Reports filed August 4, and November 21, 2005. In February 2006, the Registrant filed a preliminary response to the Letter of Comment and provided a more complete response on July 21, 2006.

Note 3 – Related Party Transactions

Pursuant to the Registrant’s Planned Reorganization and subject to the filing of an Amendment increasing its authorized common shares, approximately 68% of the Registrant’s outstanding common shares are owned by IVI Smart Technologies, Inc., a Delaware corporation (the “Licensor”), that is the sole owner of the Super Smart Card™ technology licensed to the Registrant, for a 20-year term for commercialization throughout China, the remainder of Asia exclusive of China, and the United States of America, respectively. In addition, the Licensor has advanced the Registrant at various dates throughout 2006 and 2005 an aggregate of $4,757,840 in 6% term notes and $450,000 in 5% demand notes at September 30, 2006.

Mary A. Grace, the Registrant’s President and Chief Executive Officer, is a director, executive officer and principal stockholder of Licensor. Tamio Saito, the Registrant’s chief inventor, is also a principal stockholder of Licensor. The Licensor is in a position to materially influence the direction of the Registrant, its efforts in raising the additional capital critical to its success, and the strategies employed in commercialization of the licensed technology, assuming the Registrant’s business plan is ultimately successful.

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

Plan of Operation

We continue our efforts to develop the technology and finalize long term financing for the continued development and the manufacture of our product. At this point, our primary source of funds remains private financing and loans from Licensor and we expect that this dependence will continue through 2006 and 2007. Based upon our current and planned 2006 rate of operating commitments, we will require approximately $25,000,000 in additional funding during this period. Management has identified several potential sources of capital, but there can be no assurance that we will be able to successfully obtain all or a portion of the funds required to commence commercial operations.

Over the next twelve months we expect to continue our marketing and research and development efforts and to implement our first system, demonstrating the viability of our Super Smart Card™ and BVS2™ based products and related technologies.

We are constantly acquiring equipment in connection with our research and development activities. Our planned budget over the next twelve months is approximately $5,000,000 for such acquisitions, but could change depending upon our rate of accomplishment in the anticipated sales of one or more systems. Should such sales occur, we will also require an operations and testing center near those customers’ offices as a condition of contract.

The Company is continuing to identify appropriate candidates for key management, marketing and technology positions commensurate with our intended growth and expanded operations.

Off-Balance Sheet Arrangements

During the three months ended September 30, 2006, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. The Company is presently negotiating certain proposed relationships, which if accepted by all parties, may contain terms that have off-balance sheet implications; see Note 12 to the Consolidated Financial Statements included in Item 7 of our Form 10-KSB for the year ended December 31, 2005, as amended April 30, 2007.

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

Discussion and Analysis of the Nine Months Ended September 30, 2006 and 2005

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

Discussion and Analysis of the Three Months Ended September 30, 2006 and 2005

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2006, the Company’s CEO and CFO carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)). Based upon this evaluation, the CEO and CFO concluded that as of September 30 2006, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company is recorded, processed and summarized and to ensure that information required to be disclosed is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

While concluding that the Company’s controls and procedures are effective to ensure that information is accumulated and communicated to management to allow timely decisions regarding disclosures, the CEO and CFO also acknowledges that the Company has not has not filed all reports within the time periods specified by the Commission. The CEO and CFO concluded that the issues regarding the timing of our reporting related not to the accumulation, dissemination or accuracy of the reported data but to issues associated with allocation and availability of resources, both financial and staff. The Company has therefore taken additional steps to retain additional administrative and financial staff, and is seeking to ensure the availability of the funds necessary for timely submission of all periodic filings.

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