Form 10QSB
period 2007-03-31
E-SMART TECHNOLOGIES INC
filed 2007-12-27
CIK 1112999

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-QSB

(Mark One)

☒	Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended: March 31, 2007

☐	Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

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

Common Stock, $.001 par value, 273,409,285 shares at March 31, 2007.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

e-SMART TECHNOLOGIES, INC. and SUBSIDIARIES

FORM 10-QSB - QUARTER ENDED MARCH 31, 2007

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The unaudited condensed consolidated balance sheet of the Registrant at March 31, 2007, the audited balance sheet at December 31, 2006, and the unaudited condensed consolidated statements of operations, shareholders’ equity (deficiency), and cash flows for the three months ended March 31, 2007 and March 31, 2006 follow. The unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the periods presented.

e-SMART TECHNOLOGIES, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	[Unaudited]	[Audited]
	March 31, 2007	December 31, 2006
Assets
Current assets -
Cash	$130,423	$49,845
Prepaid expenses	9,369	7,558

Total current assets	139,792	57,403

Equipment, net	38,577	41,446
License of smart card technology, net of amortization	91,252	92,860
Officers’ advances	—	11,549
Receivable from IVI Smart Technologies, Inc., a related party	106,362	—
Lease deposit	78,865	79,713

Total assets	$454,848	$282,971

Liabilities and Shareholders’ Equity (Deficiency)
Current liabilities -
Current portion of notes payable	$509,927	$509,927
Accounts payable	1,533,156	1,286,904
Accrued officer’s compensation	606,785	544,285
Accrued expenses	120,127	76,660

Total current liabilities	2,769,995	2,417,776
Note Payable – long-term	2,647,371	1,946,394

Total liabilities	5,417,366	4,364,170

Shareholders’ Equity (Deficiency) -
Preferred Stock, $0.001 par value, 10 million shares authorized; -0- issued and outstanding	—	—
Common shares, $0.001 par, 490 million shares authorized; 273,409,285 and 242,540,441 shares issued and outstanding in 2007 and 2006, respectively	273,409	242,540
Additional paid in capital	72,587,448	70,954,225
Deficit accumulated during development stage	(77,823,375)	(75,277,964)

Total shareholders’ equity (deficiency)	(4,962,518)	(4,081,199)

Total liabilities and shareholders’ equity (deficiency)	$454,848	$282,971

See notes to condensed consolidated financial statements.

e-SMART TECHNOLOGIES, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

[Unaudited]

	Three Months Ended March 31,		January 1, 2001 (inception of development period) to March 31, 2007
	2007	2006
Revenue	$—	$—	$—

Operating expenses:
Research and development	159,000	152,475	15,309,309
Selling, general and administrative	2,332,786	817,515	62,100,624
Interest expense	52,975	46,008	403,992

Total operating expenses	2,544,761	1,015,998	77,813,925

Loss before provision for taxes	(2,544,761)	(1,015,998)	(77,813,925)
Provision for income taxes	650	1,040	9,450

Net Loss	$(2,545,411)	$(1,017,038)	$(77,823,375)

Net loss per share	$(0.01)	$(0.01)	$(0.44)

Weighted average number of common shares outstanding	265,560,824	200,000,000	175,063,566

See notes to condensed consolidated financial statements.

e-SMART TECHNOLOGIES, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF

SHAREHOLDERS’ EQUITY (DEFICIENCY)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
[Audited]
Balance January 1, 2006	200,000,000	$200,000	$63,777,497	$(67,507,910)	$(3,530,413)
Issuance of shares in relation to related party borrowings	20,990,441	20,990	4,150,278		4,171,268
Issuance of shares for services	21,550,000	21,550	3,026,450	—	3,048,000
Net loss	—	—	—	(7,770,054)	(7,770,054)

Balance, December 31, 2006	242,540,441	242,540	70,954,225	(75,277,964)	(4,081,199)

[Unaudited]
Balance, January 1, 2007	242,540,441	242,540	70,954,225	(75,277,964)	(4,081,199)
Issuance of shares for services	30,868,844	30,869	1,633,223	—	1,664,092
Net loss	—	—	—	(2,545,411)	(2,545,411)

Balance, March 31, 2007	273,409,285	$273,409	$72,587,448	$(77,823,375)	$(4,962,518)

See notes to condensed consolidated financial statements.

e-SMART TECHNOLOGIES, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

[Unaudited]

	Three Months Ended March 31,		January 1, 2001 (inception of (development) period to March 31, 2007
	2007	2006
Cash flows from Operating Activities -
Net loss	$(2,545,411)	$(1,017,038)	$(77,823,375)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock and common stock options for services	1,664,092	—	60,660,592
Depreciation and amortization	5,502	3,511	82,938
Bad debt expense	—	—	312,505
Changes in Assets and Liabilities -
(Increase) decrease in prepaid expenses	(1,811)	150	(9,369)
Decrease in officers’ advances	11,549	16,151	—
Increase in accounts payable	246,252	156,284	1,533,156
Increase in accrued expenses	105,967	70,637	999,152

Net Cash Used in Operating Activities	(513,860)	(770,305)	(14,244,401)

Cash Flows from Investing Activities -
Acquisition of equipment	(1,025)	(5,709)	(84,167)
Purchase of technology licenses	—	—	(128,600)
Advances to Biosensor, LLC	—	—	(312,505)
Advances to IVI Smart Technologies, Inc., a related party	(106,362)		(106,362)
(Addition) reduction of lease deposit	848	(3,711)	(78,865)

Net Cash Used in Investing Activities	(106,539)	(9,420)	(710,499)

Cash Flows from Financing Activities -
Advances from Intermarket Ventures, Inc., a related party	700,977	750,324	7,664,232
Proceeds from other borrowings, net	—	—	47,500
Proceeds from issuances of common stock	—	—	7,373,591

Net Cash Provided by Financing Activities	700,977	750,324	15,085,323

Net Increase (decrease) in Cash	80,578	(29,401)	130,423
Cash at Beginning of Period	49,845	164,584	—

Cash at End of Period	$130,423	$135,183	$130,423

Supplemental non-cash financing activities -
Issuance of common stock for services	$1,644,092	$—	$4,994,592

See notes to condensed consolidated financial statements.

e-SMART TECHNOLOGIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The Company has been in the development stage since the commencement of its operations on January 1, 2001. The accompanying unaudited consolidated financial statements include the accounts of the Registrant and those of its wholly-owned subsidiaries, e-Smart Korea, Inc. and e-Smart Systems, Inc., and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended March 31, 2007 and 2006, are not necessarily indicative of the results that may be expected for the respective years ended December 31, 2007 and 2006.

The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related footnotes included in the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, supplemented by the notes included herein.

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

Note 2 – Letter of Comment

From time to time the Staff of the Securities and Exchange Commission’s Division of Corporate Finance may examine the periodic reports of a Registrant for compliance and form and forward to the Registrant comments regarding the Registrant’s prior filings (a “Letter of Comment”). The Company seeks to respond to all Letters of Comment received addressing any and all issues raised, including the filing of amended quarterly and annual reports as appropriate.

Note 3 – Related Party Transactions

The Company is the owner of three technology licenses each of which grants the Company exclusivity to the technology covered in a particular territory. The three territories covered are the People’s Republic of China, the remainder of Asia and the United States of America. The licenses, which have a term of twenty years commencing January 1, 2001, were granted to the Company by IVI Smart Technologies, Inc. (“IVI”).

In addition, at March 31, 2007 and December 31, 2006, the Company was indebted to Intermarket in the amount of $3,097,371 and $2,396,394, respectively, plus accrued interest. These obligations are unsecured and bear interest between 5 to 6%. Of the above amounts, $450,000 was due on demand, and the remaining balance, $2,647,371 and $1,946,394 at March 31, 2007 and 2006, respectively, were due on December 31, 2008.

Intermarket, together with its two principal stockholders (the Company’s President and Chief Executive Officer Mary A. Grace and its Chief Technology Officer Tamio Saito), continue to own a substantial percentage of the common stock of the Company and will continue to have the ability to materially influence the direction of the Company, its efforts in raising the additional capital critical to its success, and the strategies employed in commercialization of the licensed technology. In addition, the Planned Reorganization will include the receipt by IVI of Preferred Series A shares which possess 70% voting control of the Company in exchange for loans received from Intermarket and licenses granted by IVI.

Note 4 – Going Concern

The Registrant’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As shown in the accompanying financial statements, the Registrant had negative working capital at March 31, 2007, of $2,630,203. In addition, the Registrant has incurred an accumulated deficit of $(77,823,375) through March 31, 2007. The Registrant is dependent upon the efforts of its management to raise proceeds from continued debt or equity placements to sustain the research and development and ultimate commercialization of their respective interests in the Super Smart Card™ technology. The Registrant’s ability to continue to receive the necessary level of funding support through the efforts of its management cannot be guaranteed. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Registrant is unable to continue as a going concern.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

Since the inception of our development period on January 1, 2001, and continuing through March 31, 2007, our primary source of funds have been private placements of our equity securities to accredited investors and loans to the Company. We expect that this dependence will continue until the Company finalizes broader funding or our first system starts to generate sufficient cash flow to cover our operating costs.

As of the date of this Report, we expect this dependence to continue until the third or fourth quarter of 2007. There can be no assurance that we will continue to be able to rely on these sources of funds.

Over the next 12 months we expect to continue our marketing and research and development efforts and to implement our first system, demonstrating the viability of our Super Smart Card™ and BVS2™ based products and related technologies.

Our ability to maintain what we believe to be the state-of-the-art quality of our Super Smart Card™ and BVS2™ system and related technologies is dependent upon our ability to continue to improve our products functionality and durability, and to reduce their cost of manufacture. In addition, we are constantly trying to find and develop new products that enhance the functionality of our BVS2™ platform. This research and development is expected to continue throughout 2007 and well into 2008. Accordingly, the Company expects to continue to be dependent upon funds from its affiliates and from existing accredited investors, subject to the same risks enumerated in the preceding paragraph.

We are constantly acquiring software and equipment in connection with our research and development activities. Our planned 2007 budget is approximately $3,000,000 for such acquisitions, but could change depending upon our rate of accomplishment in the anticipated sales of one or more systems. Should such sales occur, we will also require an operations and testing center near those customers’ offices as a condition of contract.

During 2007 in the United States, we intend to fill a number of key management, marketing and technology positions commensurate with our intended growth and expanded operations.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2007, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. The Company is presently negotiating certain proposed relationships, which if accepted by all parties, may contain terms that have off-balance sheet implications; see Note 12 to the Consolidated Financial Statements included in Item 7 of our Form 10-KSB for the year ended December 31, 2006.

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

Discussion and Analysis of Three Months Ended March 31, 2007 and March 31, 2006

Revenues – Since obtaining the license to the Super Smart Card™ technology in November 2000, the Registrant has been engaged in research and development efforts to enhance and broaden the technology’s applications and in exploring the global market for its optimal commercialization. In the opinion of management, the Registrant’s Super Smart Card™ is ready for commercialization. This fact notwithstanding, the Registrant is still in its development stage for accounting purposes as it has not experienced revenues in either of the three month periods ended March 31, 2007 (“1Q7”) or March 31, 2006 (“1Q6”).

Operating Expenses – Operating expenses were $2,544,761 for 1Q7 compared to $1,015,998 1Q6 resulting in an increase of $1,528,763 or 150%. This increase was principally attributable to the various engineering and consulting services which were acquired with common shares valued at $1,664,092; there were no comparable charges in 1Q6

Loss Before Taxes and Income Taxes – As a result of the foregoing, loss before taxes for 1Q7 was $(2,544,761) compared to $(1,015,998) for 1Q6 upon which the Registrant’s provision for taxes in both periods was solely attributable to minimum state franchise taxes payable.

Net Loss – Consistent with the foregoing analysis, the Registrant reported a net loss of $(2,545,411) or $(0.01) per share for 1Q7, compared to a net loss of $(1,017,038) or $(0.01) per share for 1Q6, based upon weighted average shares outstanding of 265,560,824 and 200,000,000, respectively.

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

At March 31, 2007, the Registrant had current assets of $139,792 (including cash of $130,423, current liabilities of $2,769,995, and an accumulated deficit of $(77,823,375). The Registrant periodically evaluates its liquidity requirements, capital needs and availability of capital resources in view of its plans for commercialization of its technology, and other operating cash needs. In the opinion of Registrant’s management, the Registrant is entirely dependent upon a material infusion of capital from loans during the next several months in order to sustain its current developmental efforts, commence commercial operations, and ultimately transition out of the development stage.

ITEM 3.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of March 31, 2007, as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15. Based upon this evaluation, the CEO and CFO has concluded that as of March 31, 2007, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, and summarized, within the time periods specified in the Commission’s rules and forms and that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. Management also acknowledges that the Company has not been able to ensure that reports were filed within the time periods specified by the Commission. Management concluded that the issues relating to reporting relate not to the accuracy of data but to delays which resulted from availability and allocation of resources. The Company therefore took steps to employ an additional staff member to maintain books and records, and continued to seek to complete long term financing to ensure the availability of funds necessary to ensure timely submission of all periodic filings.

Changes in Internal Controls

The Registrant increased its staff in its New York office to improve record keeping.

PART II - OTHER INFORMATION

ITEM 5.	OTHER MATTERS

During the period, the Board of Directors and a majority of the Company’s shareholders, by written consent, approved an amendment to the Company’s Certificate of Incorporation that would increase the number of authorized shares of Common and Preferred Stock from 490 million and 10 million to 730 million and 20 million, respectively. The planned effective date for the increase is on or after June 15, 2007.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

31.1 – Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 – Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K: None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

e-Smart Technologies, Inc.

By:	/s/ Mary A. Grace
Chief Executive Officer, and Director

By:	/s/ Mary A. Grace
Chief Financial Officer

Dated: December 27, 2007

Exhibit Index

Exhibit No.	Description
31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002