Form 10QSB
period 2007-06-30
E-SMART TECHNOLOGIES INC
filed 2008-01-18
CIK 1112999

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-QSB

(Mark One)

☒	Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended: June 30, 2007

☐	Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

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

Common Stock, $.001 par value, 628,918,509 shares at June 30, 2007.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

e-SMART TECHNOLOGIES, INC. & SUBSIDIARIES

FORM 10-QSB - QUARTER ENDED JUNE 30, 2007

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The unaudited condensed consolidated balance sheet of the Registrant at June 30, 2007, the audited balance sheet at December 31, 2006, and the unaudited condensed consolidated statements of operations, shareholders’ equity (deficiency), and cash flows for the six months and three months ended June 30, 2007 and June 30, 2006 follow. The unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the periods presented.

e-SMART TECHNOLOGIES, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	[Unaudited] June 30, 2007	[Audited] December 31, 2006
Assets
Current assets -
Cash	$107,382	$49,845
Prepaid expenses	12,012	7,558

Total current assets	119,394	57,403
Equipment, net	39,708	41,446
License of smart card technology, net of amortization	89,645	92,860
Officers’ advances	—	11,549
Lease deposit	88,959	79,713

Total assets	$337,706	$282,971

Liabilities and Shareholders’ Equity (Deficiency)

Current liabilities -
Current portion of notes payable	$59,927	$509,927
Accounts payable	1,576,624	1,286,904
Accrued officer’s compensation	—	544,285
Accrued expenses	7,842	76,660

Total current liabilities	1,644,393	2,417,776
Note Payable – long-term	—	1,946,394

Total liabilities	1,644,393	4,364,170

Shareholders’ Equity (Deficiency) -
Preferred Stock, $0.001 par value, 20 million shares authorized; 17.5 million and -0- shares issued and outstanding in 2007 and 2006, respectively	17,500	—
Common shares, $0.001 par, 730 million shares authorized; 628,918,509 and 242,540,441 shares issued and outstanding in 2007 and 2006, respectively	628,918	242,540
Additional paid in capital	90,823,131	70,954,225
Deficit accumulated during development stage	(92,776,236)	(75,277,964)

Total shareholders’ equity (deficiency)	(1,306,687)	(4,081,199)

Total liabilities and shareholders’ equity (deficiency)	$337,706	$282,971

See notes to condensed consolidated financial statements.

e-SMART TECHNOLOGIES, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

[Unaudited]

	Six Months Ended June 30,		Three Months Ended June 30,		January 1, 2001 (inception of development period) to June 30, 2007
	2007	2006	2007	2006
Revenue	$—	$—	$—	$—	$—

Operating expenses:
Research and development	2,835,083	327,574	2,676,083	175,099	17,985,392
Marketing, general and administrative	14,549,978	1,698,461	12,217,192	880,946	74,317,816
Interest	111,911	101,008	58,936	55,000	462,928

Total operating expenses	17,496,972	2,127,043	14,952,211	1,111,045	92,766,136

Loss before provision for Income taxes	(17,496,972)	(2,127,043)	(14,952,211)	(1,111,045)	(92,766,136)
Provision for income taxes	1,300	1,500	650	460	10,100

Net Loss	$(17,498,272)	$(2,128,543)	$(14,952,861)	$(1,111,505)	$(92,776,236)

Loss per share	$(0.05)	$(0.01)	$(0.04)	$(0.00)	$(0.50)

Weighted average number of common shares outstanding	358,575,737	200,000,000	430,299,037	200,000,000	185,669,223

See notes to condensed consolidated financial statements.

e-SMART TECHNOLOGIES, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF

SHAREHOLDERS’ EQUITY (DEFICIENCY)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
[Audited]
Balance January 1, 2006	—	$—	200,000,000	$200,000	$63,777,497	$(67,507,910)	$(3,530,413)
Issuance of shares in relation to related party borrowings	—	—	20,990,441	20,990	4,150,278	—	4,171,268
Issuance of shares for services	—	—	21,550,000	21,550	3,026,450	—	3,048,000
Net loss	—	—	—	—	—	(7,770,054)	(7,770,054)

Balance, December 31, 2006	—	—	242,540,441	242,540	70,954,225	(75,277,964)	(4,081,199)

[Unaudited]
Balance, January 1, 2007	—	—	242,540,441	242,540	70,954,225	(75,277,964)	(4,081,199)
Issuance of shares for services	—	—	112,813,844	112,814	10,459,428	—	10,572,242
Issuance of shares in relation to related party borrowings	—	—	145,064,224	145,064	4,555,478	—	4,700,542
Issuance of shares in payment of license fee	17,500,000	17,500	128,500,000	128,500	4,854,000	—	5,000,000
Net loss	—	—	—	—	—	(17,498,272)	(17,498,272)

Balance, June 30, 2007	17,500,000	$17,500	628,918,509	$628,918	$90,823,131	$(92,776,236)	$(1,306,687)

See notes to condensed consolidated financial statements.

e-SMART TECHNOLOGIES, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

[Unaudited]

	Six Months Ended June 30,		January 1, 2001 (inception of (development) period to June 30, 2007
	2007	2006
Cash flows from Operating Activities -
Net loss	$(17,498,272)	$(2,128,543)	$(92,776,236)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock and common stock options for services	10,572,242	—	69,568,742
Issuance of preferred stock and common stock in payment of license fee	5,000,000	—	5,000,000
Depreciation and amortization	11,695	8,256	89,131
Bad debt expense	—	—	312,505
Changes in assets and liabilities -
Increase in prepaid expenses	(4,454)	(3,693)	(12,012)
Decrease in officers’ advances	11,549	31,689	—
Increase in accounts payable	289,720	171,297	1,576,624
Increase (decrease) in accrued expenses	(613,103)	178,971	280,082

Net Cash Used in Operating Activities	(2,230,623)	(1,742,023)	(15,961,164)

Cash Flows from Investing Activities -
Acquisition of equipment	(6,742)	(10,710)	(89,884)
Purchase of technology licenses	—	—	(128,600)
Advances to Biosensor, LLC	—	—	(312,505)
(Addition) reduction of lease deposit	(9,246)	(7,835)	(88,959)

Net Cash Used in Investing Activities	(15,988)	(18,545)	(619,948)

Cash Flows from Financing Activities -
Increase (decrease) in advances from Intermarket Ventures, Inc., a related party	(2,396,394)	1,995,133	4,566,861
Proceeds from other borrowings, net	—	—	47,500
Proceeds from issuances of shares	—	—	7,373,591
Shares issued in relation to related party borrowings	4,700,542	—	4,700,542

Net Cash Provided by Financing Activities	2,304,148	1,995,133	16,688,494

Net Increase (decrease) in cash	57,537	234,565	107,382
Cash at Beginning of Period	49,845	164,584	—

Cash at End of Period	$107,382	$399,149	$107,382

Supplemental non-cash financing activities -
Issuance of shares for services	$10,572,242	$—	$69,568,742
Issuance of shares for license fee	5,000,0000	—	5,000,000

See notes to condensed consolidated financial statements.

e-SMART TECHNOLOGIES, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The Company has been in the development stage since the commencement of its operations on January 1, 2001. The accompanying unaudited consolidated financial statements include the accounts of the Registrant and those of its wholly-owned subsidiaries e-Smart Korea, Inc. and e-Smart Systems, Inc., and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2007 and 2006, are not necessarily indicative of the results that may be expected for the respective years ended December 31, 2007 and 2006.

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

Note 2 – Letter of Comment

From time to time the Staff of the Securities and Exchange Commission’s Division of Corporate Finance may examine the periodic reports of a Registrant for compliance and form and forward to the Registrant comments relating to the content of such prior filings (“Letters of Comment”). The Company seeks to respond to all Letters of Comment received addressing any and all issues raised, including the filing of amended quarterly and annual reports as appropriate.

Note 3 – Related Party Transactions

The Company is the owner of technology licenses which grant the Company the exclusive right to market the technology in particular territories. The three territories covered are the People’s Republic of China, the remainder of Asia and the United States of America. The licenses, which have a term of twenty years commencing January 1, 2001, were granted to the Company by IVI Smart Technologies, Inc. (“IVI”). During this period, IVI received preferred shares in satisfaction of license fees relating to the grants of these original licenses, and received common shares in relation to expansion of these licenses to include certain refinements to and expansions of the rights previously granted.

On May 4, 2007, pursuant to the Planned Reorganization and as reported in the Form 8-K filed as of that date, IVI relinquished its shareholdings of e-Smart and its right to receive additional shares and warrants in relation to its financing of the Company and issuance to the Company of licenses for technology, and cancelled existing indebtedness in exchange for the issuance of 17,500,000 preferred shares of e-Smart which possess 70% voting control of the Company.

Intermarket Ventures, Inc., IVI’s parent (“Intermarket”), together with its two principal stockholders (the Company’s President and Chief Executive Officer Mary A. Grace and its Chief Technology Officer Tamio Saito), continue to own a substantial percentage of the common stock of the Company and will continue to have the ability to materially influence the direction of the Company, its efforts in raising the additional capital critical to its success, and the strategies employed in commercialization of the licensed technology.

Note 4 – Going Concern

The Registrant’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As shown in the accompanying financial statements, the Registrant had negative working capital at June 30, 2007, of $1,524,999. In addition, the Registrant has incurred an accumulated deficit of $(92,776,336) through June 30, 2007. The Registrant is dependent upon the efforts of its management to raise proceeds from continued debt or equity placements to sustain the research and development and ultimate commercialization of their respective interests in the Super Smart Card™ technology. The Registrant’s ability to continue to receive the necessary level of funding support through the efforts of its management cannot be guaranteed. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Registrant is unable to continue as a going concern.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

Since the inception of our development period on January 1, 2001, and continuing through June 30, 2007, our primary source of funds have been private placements of our equity securities to accredited investors and loans from IVI and Intermarket. We presently expect that this dependence will continue until our first system starts to generate sufficient cash flow to cover our operating costs. As of the date of this Report, we expect this dependence to continue until the third or fourth quarter of 2007. Based upon our current and planned 2007 rate of operating commitments, we will require approximately $25,000,000 in additional funding during this period. Although management has identified several potential sources of institutional capital, there can be no assurance that we will be able to successfully obtain all or a portion of the funds required to commence commercial operations.

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

We are constantly acquiring equipment in connection with our research and development activities. Our planned 2007 budget is approximately $5,000,000 for such acquisitions, but could change depending upon our rate of accomplishment in the anticipated sales of one or more systems. Should such sales occur, we will also require an operations and testing center near those customers’ offices as a condition of contract.

As of May 31, 2007, the Registrant named Richard Barrett, who had previously served as a consultant for the Company, to the position of Chief Operating Officer. The Registrant intends to continue to fill a number of key management, marketing and technology positions commensurate with our intended growth and expanded operations.

Off-Balance Sheet Arrangements

During the six months ended June 30, 2007, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. The Company is presently negotiating certain proposed relationships, which if accepted by all parties, may contain terms that have off-balance sheet implications; see Note 12 to Consolidated Financial Statements in Item 7 of our Form 10-KSB for December 31, 2006.

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

Discussion and Analysis of the Six Months Ended June 30, 2006 and 2005

Revenues – Since obtaining the license to the Super Smart Card™ technology in November 2000, the Registrant has been engaged in research and development efforts to enhance and broaden the technology’s applications and in exploring the global market for its optimal commercialization. In the opinion of management, the Registrant’s Super Smart Card™ is ready for commercialization. This fact notwithstanding, the Registrant is still in its development stage for accounting purposes as it has not experienced revenues in either of the six month periods ended June 30, 2007 (“6M7”) or June 30, 2006 (“6M6”).

Operating Expenses – Operating expenses were $17,496,972 for 6M7 compared to $2,127,043 for 6M6 resulting in an increase of $15,369,929 or 723%. This increase was principally attributable to the various engineering and consulting services and a license fee which were acquired with common shares valued at $10,572,242 and preferred and common shares valued at $5,000,000, respectively; there were no comparable charges in 6M6

Loss Before Taxes and Income Taxes – As a result of the foregoing, loss before taxes for 6M7 was $(17,496,972) compared to $(2,127,043) for 6M6, upon which the Registrant’s tax provision in both periods related solely to minimum franchise taxes.

Net Loss – Consistent with the foregoing analysis, the Registrant reported a net loss of $(17,498,272) or $(0.05) per share for 6M7, compared to a net loss of $(2,128,543) or $(0.01) per share for 6M6, based upon weighted average shares outstanding of 358,575,737 and 200,000,000, respectively.

Discussion and Analysis of Three Months Ended June 30, 2007 and June 30, 2006

Revenues – Since obtaining the license to the Super Smart Card™ technology in November 2000, the Registrant has been engaged in research and development efforts to enhance and broaden the technology’s applications and in exploring the global market for its optimal commercialization. In the opinion of management, the Registrant’s Super Smart Card™ is ready for commercialization. This fact notwithstanding, the Registrant is still in its development stage for accounting purposes as it has not experienced revenues in either of the three month periods ended June 30, 2007 (“2Q7”) or June 30, 2006 (“2Q6”).

Operating Expenses – Operating expenses were $14,952,211 for 2Q7 compared to $1,111,045 for 2Q6 resulting in an increase of $13,841,166 or 1246%. This increase was principally attributable to the various engineering and consulting services and a license fee which were acquired with common shares valued at $10,572,242 and preferred and common shares valued at $5,000,000, respectively; there were no comparable charges in 2Q6.

Loss Before Taxes and Income Taxes – As a result of the foregoing, loss before taxes for 2Q7 was $(14,952,211) compared to $(1,111,045) for 2Q6 upon which the Registrant’s provision for taxes in both periods was solely attributable to minimum state franchise taxes payable.

Net Loss – Consistent with the foregoing analysis, the Registrant reported a net loss of $(14,952,861) or $(0.04) per share for 2Q7, compared to a net loss of $(1,111,505) or $(0.00) per share for 2Q6, based upon weighted average shares outstanding of 430,299,037 and 200,000,000, respectively.

Liquidity and Capital Resources – The Registrant has limited working capital and is dependent upon the efforts of its management in obtaining financing for the continuation of its proposed smart card business. Currently, the Registrant does not have any existing credit facilities or similar bank borrowing arrangements. The Registrant will need to obtain additional financing in order to carry out its entire business plan. There can be no assurance that any additional financing will be available to the Registrant on acceptable terms, if at all. If the Registrant raises additional funds by issuing additional equity securities, further dilution to existing equity holders will result. If adequate additional funds are not available, the Registrant may be required to curtail significantly its long term business objectives and the Registrant still may not be able to transition out of the development stage, notwithstanding that the BVS2™ systems and Super Smart Card™ and other smart card system technologies are ready for commercialization.

At June 30, 2007, the Registrant had current assets of $119,394 (including cash of $107,382, current liabilities of $1,644,393, and an accumulated deficit of $(92,776,236). The Registrant periodically evaluates its liquidity requirements, capital needs and availability of capital resources in view of its plans for commercialization of its technology, and other operating cash needs. In the opinion of Registrant’s management, the Registrant is entirely dependent upon private financing during the next several months in order to sustain its current developmental efforts, commence commercial operations, and ultimately transition out of the development stage.

ITEM 3.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of June 30, 2007, as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15. Based upon this evaluation, the CEO and CFO has concluded that as of June 30, 2007, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed and summarized, within the time periods specified in the Commission’s rules and forms and that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. Management also acknowledged that it failed to submit its periodic filings for the first or second quarter of 2007 in a timely fashion, and continues its efforts to ensure the level of funding that is necessary for the reporting function.

Changes in Internal Controls

The Registrant made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the CEO and CFO.

PART II – OTHER INFORMATION

ITEM 5.	OTHER MATTERS

As of May 2, 2007, the Registrant’s parent company, IVI Smart Technologies Inc., entered into an agreement with World Development Corporation for financing and delivery of e-Smart’s Biometric Verification Security System in certain countries in Africa. WDC thereafter obtained a guaranty from Growth Enterprise Fund SA for financing of up to $50 million for the implementation of e-Smart systems in South Korea and other countries, subject to certain terms and conditions.

As of April 2007, the Registrant resumed its research and development activities and began the relocation of that function to Seoul, South Korea.

During June 2007, the Company implemented the increase in the number of authorized shares of stock, which increase was voted and approved by the board of directors and a majority of the Company’s shareholders on March 14, 2007. On that date, the Board of Directors and a majority of the shareholders by written consent approved an amendment to the Certificate of Incorporation, which amendment will increase the number of authorized shares of Common Stock and Preferred Stock, both being $.001 par value per share, the Corporation is authorized to issue from 490,000,000 and 10,000,000 shares to 730,000,000 and 20,000,000 shares, respectively.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:	31.1 – Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.2 – Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K: Form 8-K dated May 4, 2007, filed May 4, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

e-Smart Technologies, Inc.

By:	/s/ Mary A. Grace
Chief Executive Officer, and Director

By:	/s/ Mary A. Grace
Chief Financial Officer

Dated: January 18, 2008

Exhibit Index

Exhibit No.	Description
31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002