Form 10QSB/A
period 2007-06-30
E-SMART TECHNOLOGIES INC
filed 2008-02-29
CIK 1112999

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

FORM 10-QSB/A—QUARTER ENDED JUNE 30, 2007

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

e-SMART TECHNOLOGIES, INC. and SUBSIDARIES

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

e-SMART TECHNOLOGIES, INC. and SUBSIDARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

[Unaudited]

	Six Months Ended June 30,		Three Months Ended June 30,		January 1, 2001 (inception of development period) to June 30, 2007
	2007	2006	2007	2006
Revenue	$—	$—	$—	$—	$—

Operating expenses:
Research and development	2,666,870	327,574	2,507,870	175,099	17,817,179
Marketing, general and administrative	14,718,191	1,698,461	12,385,405	880,946	74,486,029
Interest	111,911	101,008	58,936	55,000	462,928

Total operating expenses	17,496,972	2,127,043	14,952,211	1,111,045	92,766,136

Loss before provision for Income taxes	(17,496,972)	(2,127,043)	(14,952,211)	(1,111,045)	(92,766,136)
Provision for income taxes	1,300	1,500	650	460	10,100

Net Loss	$(17,498,272)	$(2,128,543)	$(14,952,861)	$(1,111,505)	$(92,776,236)

Loss per share	$(0.05)	$(0.01)	$(0.04)	$(0.00)	$(0.50)

Weighted average number of common shares outstanding	358,575,737	200,000,000	430,299,037	200,000,000	185,669,223

See notes to condensed consolidated financial statements.

e-SMART TECHNOLOGIES, INC. and SUBSIDARIES

CONDENSED CONSOLIDATED STATEMENT OF

SHAREHOLDERS’ EQUITY (DEFICIENCY)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
[Audited]

Balance January 1, 2006	—	$—	200,000,000	$200,000	$63,777,497	$(67,507,910)	$(3,530,413)
Issuance of shares in relation to related party borrowings	—	—	20,990,441	20,990	4,150,278	—	4,171,268
Issuance of shares for services	—	—	21,550,000	21,550	3,026,450	—	3,048,000
Net loss	—	—	—	—	—	(7,770,054)	(7,770,054)

Balance, December 31, 2006	—	—	242,540,441	242,540	70,954,225	(75,277,964)	(4,081,199)

[Unaudited]
Balance, January 1, 2007	—	—	242,540,441	242,540	70,954,225	(75,277,964)	(4,081,199)
Issuance of shares for services	—	—	112,813,844	112,814	10,459,428	—	10,572,242
Issuance of shares in relation to related party borrowings	—	—	145,064,224	145,064	4,555,478	—	4,700,542
Issuance of shares pursuant to Plan of Reorganization	17,500,000	17,500	—	—	(17,500)	—	—
Issuance of shares in payment of license fee	—	—	128,500,000	128,500	4,871,500	—	5,000,000
Net loss	—	—	—	—	—	(17,498,272)	(17,498,272)

Balance, June 30, 2007	17,500,000	$17,500	628,918,509	$628,918	$90,823,131	$(92,776,236)	$(1,306,687)

See notes to condensed consolidated financial statements.

e-SMART TECHNOLOGIES, INC. and SUBSIDARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

[Unaudited]

	Six Months Ended June 30,		January 1,2001 (inception of (development) period to June 30, 2007
	2007	2006
Cash flows from Operating Activities -
Net loss	$(17,498,272)	$(2,128,543)	$(92,776,236)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock and common stock options for services	10,572,242	—	69,568,742
Issuance of common stock in payment of license fee	5,000,000	—	5,000,000
Depreciation and amortization	11,695	8,256	89,131
Bad debt expense	—	—	312,505
Changes in assets and liabilities -
Increase in prepaid expenses	(4,454)	(3,693)	(12,012)
Decrease in officers’ advances	11,549	31,689	—
Increase in accounts payable	289,720	171,297	1,576,624
Increase (decrease) in accrued expenses	(613,103)	178,971	280,082

Net Cash Used in Operating Activities	(2,230,623)	(1,742,023)	(15,961,164)

Cash Flows from Investing Activities -
Acquisition of equipment	(6,742)	(10,710)	(89,884)
Purchase of technology licenses	—	—	(128,600)
Advances to Biosensor, LLC	—	—	(312,505)
(Addition) reduction of lease deposit	(9,246)	(7,835)	(88,959)

Net Cash Used in Investing Activities	(15,988)	(18,545)	(619,948)

Cash Flows from Financing Activities -
Increase (decrease) in advances from Intermarket Ventures, Inc., a related party	(2,396,394)	1,995,133	4,566,861
Proceeds from other borrowings, net	—	—	47,500
Proceeds from issuances of shares	—	—	7,373,591
Shares issued in relation to related party borrowings	4,700,542	—	4,700,542

Net Cash Provided by Financing Activities	2,304,148	1,995,133	16,688,494

Net Increase (decrease) in cash	57,537	234,565	107,382
Cash at Beginning of Period	49,845	164,584	—

Cash at End of Period	$107,382	$399,149	$107,382

Supplemental non-cash financing activities -
Issuance of shares for services	$10,572,242	$—	$69,568,742
Issuance of shares for license fee	5,000,000	—	5,000,000

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

During 2005 and 2006 the respective boards and shareholders of the Company and IVI approved a Plan of Reorganization (the “Plan”) which provided for the issuance of preferred stock to IVI and the Company’s founders in relation to their forgiveness of indebtedness and surrender of common shares, options and warrants. On May 4, 2007, pursuant to the Plan, the Company issued 17,500,000 preferred shares in exchange for the cancellation by IVI of its right to receive common shares and the cancellation by the founders of options they owned on 83,000,000 common shares. The preferred shares have the immediate right to cast 70% of the votes to which the Company’s securities are entitled at any election. The board has agreed to retain an expert to advise it regarding valuation of technology licenses and certain rights, dividends, and redemption features for the preferred shares. Until the Company receives such expert advice, it has recorded the preferred shares at its par value.

During the three months ended June 30, 2007, the Company issued 145,064,225 common shares in relation to the cancellation of an aggregate of $4,700.542 of indebtedness due by the Company to Intermarket Ventures, Inc., IVI’s parent (“Intermarket”), IVI, the Company’s President, or their assigns.

In July 2007, the board approved the issuance of 128,500,000 common shares to IVI in relation to technology licenses and in exchange for a permanent reduction in the amount of royalties due IVI under the Korean license agreement. The shares were recorded at the discounted present value of the royalties cancelled over the project’s estimated revenue life, $5,000,000, and included in operating expense at June 30, 2007.

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

Note 5 – Contingencies

The Securities and Exchange Commission has advised the Company that it is conducting an investigation. The Company is cooperating with this proceeding. Management cannot determine the effect, if any, that the investigation will have on the results of operations and financial condition.

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

Discussion and Analysis of the Six Months Ended June 30, 2007 and 2006

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

Operating Expenses – Operating expenses were $17,496,972 for 6M7 compared to $2,127,043 for 6M6 resulting in an increase of $15,369,929 or 723%. This increase was principally attributable to the various engineering and consulting services and a license fee which were acquired with common shares valued at $10,572,242 and $5,000,000, respectively; there were no comparable charges in 6M6.

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

Operating Expenses – Operating expenses were $14,952,211 for 2Q7 compared to $1,111,045 for 2Q6 resulting in an increase of $13,841,166 or 1246%. This increase was principally attributable to the various engineering and consulting services and a license fee which were acquired with common shares valued at $8,908,150 and $5,000,000, respectively; there were no comparable charges in 2Q6.

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

PART II—OTHER INFORMATION

ITEM 5.	OTHER MATTERS

As of May 2, 2007, the Registrant’s parent company, IVI Smart Technologies Inc., entered into an agreement with World Development Corporation for financing and delivery of e-Smart’s Biometric Verification Security System in certain countries in Africa. WDC thereafter obtained a guaranty from Growth Enterprise Fund SA for financing of up to $50 million for the implementation of e-Smart systems in South Korea and other countries, subject to certain terms and conditions. The Company has not implemented that contract because of its focus on other contractual and financing opportunities, but intends to pursue the relationship with WDC in 2008.

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

Dated: February 29, 2008

Exhibit Index

Exhibit No.	Description
31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002