Form 10KSB/A
period 2005-12-31
E-SMART TECHNOLOGIES INC
filed 2008-03-20
CIK 1112999

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

•

The “Zero/Zero” System. Our “Zero False Acceptance—Zero False Reject” system is believed by us to be unique in the field of biometrics. In the normal course, when setting a biometric system, the closer to theoretical “zero” false acceptances you set your matching system for, the further you get from “zero” false rejections. In fact, a false rejection rate in the 30% to 40% range is not unheard of when many systems are set to the theoretical zero false acceptance rate. A false acceptance means the system confirms that you are someone else. A false rejection means the system will not confirm that you are who you really are. Based on our internal studies, our Zero/Zero System, using a patent pending technique that combines human factors with mechanical factors, is able to reduce the false reject rate to something less than 0.5% on the first use and to something less than 0.2% after the third to fifth use of the system by each new user. This reduction in the false rejection rate is extremely significant when dealing with high volumes of people in situations such as border crossings and airports. Each false rejection means that valuable time and manpower must be used to conduct a secondary inspection to check someone who is already cleared and increases the risk that an unauthorized individual will get through in the confusion. The Zero/Zero System is built in to of our Super Smart Cards™.

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

Off-Balance Sheet Arrangements

During the fiscal year ended December 31, 2005, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. The Company is presently negotiating certain proposed relationships, which if accepted by all parties, may contain terms that have off-balance sheet implications; see Note 12 to the Consolidated Financial Statements included in Item 7.

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

(A Development Stage Company)

Index to Consolidated Financial Statements

December 31, 2005 and 2004

Page
Report of Independent Registered Accounting Firm - 2005	32

Report of Independent Registered Accounting Firm - 2004	33

Consolidated Financial Statements

Balance Sheets as of December 31, 2005 and 2004	34

Statements of Operations for the Years Ended December 31, 2005 and 2004 and for the Period January 1, 2001 (inception of development stage) through December 31, 2005	35

Statement of Shareholders’ Equity (Deficiency) for the Period January 1, 2001 (inception of development stage) through December 31, 2005	36

Statements of Cash Flows for the Years Ended December 31, 2005 and 2004 and for the Period January 1, 2001 (inception of development stage) through December 31, 2005	37

Notes to Consolidated Financial Statements	38

Report of Independent Registered Accounting Firm

To the Board of Directors and Stockholders of

e-Smart Technologies, Inc. (a development stage company)

We have audited the accompanying consolidated balance sheet of e-Smart Technologies, Inc. and subsidiaries (a development stage company) as of December 31, 2005, and the related consolidated statements of operations, shareholders’ equity (deficiency), and cash flows for the year then ended. The period January 1, 2001, inception of development stage, through December 31, 2005 has been included in the accompanying financial statements in conformity with the requirements for reporting upon a development stage company. However, we have only audited the period from January 1, 2005 through December 31, 2005. The period from January 1, 2001 through December 31, 2004 has not been examined by us. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of e-Smart Technologies, Inc. (a development stage company) as of December 31, 2004, were audited by other auditors whose report dated March 31, 2005, expressed an unqualified opinion on those statements.

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

As discussed in Note 1, the Company has been in the development stage since January 1, 2001. Realization of a major portion of the assets in the accompanying consolidated balance sheets is dependent upon the Company’s ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Horowitz &Ullmann, P.C.

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

Rosenberg Rich Baker Berman & Company

Bridgewater, New Jersey

March 31, 2005

AMENDMENT OF REPORT OF

ROSENBERG RICH BAKER BERMAN & COMPANY (“RRBB”)

The foregoing Report of RRBB dated March 31, 2005 is presented in this amended Form 10-KSB as it was originally issued by RRBB, irrespective of the fact that the Report states that the Registrant’s development stage commenced July 15, 1997 (the date on which the corporation was formed). As more fully described in Note 1 to the accompanying financial statements, the Registrant is the survivor of a merger agreement dated October 20, 2000, the material terms of which were completed effective December 22, 2000. As such, the Registrant’s business did not commence development stage operations until on or about January 1, 2001. The Registrant has accordingly amended the accompanying financial statements to replace all references to “July 15, 1997 (date of inception)” with “January 1, 2001 (inception of development stage)”.

As of the date of this amendment the Registrant has not been able to obtain a revised report from RRBB.

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

(a Development Stage Company)

Consolidated Statements of Operations

	Year Ended December 31,		January 1, 2001 (Inception of Development Stage) to December 31,
	2005	2004	2005
Revenue	$—	$—	$—

Operating Expenses
Research and development	927,620	634,474	14,566,734
Selling, general and administrative	3,824,120	2,106,119	52,760,123
Interest expense	111,018	22,662	174,753

Total Operating Expenses	4,862,758	2,763,255	67,501,610

Loss before provision for income taxes	(4,862,758)	(2,763,255)	(67,501,610)
Provision for Income Taxes	2,550	1,000	6,300

Net Loss	$(4,865,308)	$(2,764,255)	$(67,507,910)

Loss Per Share	$(0.03)	$(0.02)	$(0.45)

Weighted Average Number of Shares Outstanding	187,565,362	172,659,789	151,012,406

See notes to consolidated financial statements.

e-Smart Technologies, Inc. and Subsidiaries

(a Development Stage Company)

Consolidated Statement of Shareholders’ Equity (Deficiency)

January 1, 2001 (inception of development stage) through December 31, 2005

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

(a Development Stage Company)

Statements of Cash Flows

	Year Ended December 31,		January 1, 2001 (Inception of Development Stage) to December 31,
	2005	2004	2005
Cash Flows From Operating Activities
Net Loss	$(4,865,308)	$(2,764,255)	$(67,507,910)
Adjustments to reconcile net loss to net cash used from operating activities:
Issuance of stock options for services	—	—	55,646,000
Issuance of common stock for services	—	—	166,844
Depreciation expense	23,566	476	24,042
Amortization expense	6,430	3,590	29,310
Bad debt expense	312,505	—	312,505
Changes in Assets and Liabilities:
(Increase) decrease in prepaid expenses	39,669	(42,361)	(2,692)
(Increase) decrease in officers’ advances	(51,674)	—	(51,674)
Increase (decrease) in deposits	(15,345)	(58,139)	(73,484)
Increase (decrease) in accounts payable	267,937	(24,821)	640,197
Increase in accrued expenses	257,219	245,920	541,992

Net Cash Used in Operating Activities	(4,025,001)	(2,639,590)	(10,274,870)

Cash Flows From Investing Activities
Cash used for intangible assets	—	—	(128,600)
Acquisition of equipment	(25,749)	(42,994)	(68,743)
Advances to (repayments from) Biosensor, LLC	11,995	(324,500)	(312,505)
(Investment in) return of deposits (combine)	—	151,000	—

Net Cash Used in Investing Activities	(13,754)	(216,494)	(509,848)

Cash Flows From Financing Activities
Proceeds from borrowings - other	—	37,500	117,500
Repayments of borrowings - other	(70,000)	—	(70,000)
Proceeds from common stock issuances	2,094,754	1,559,184	7,509,247
Proceeds from borrowings - related party	2,135,728	1,244,400	3,580,128
Proceeds from related party advances	—	43,761	12,427
Repayment of borrowings - related party	—	—	(200,000)

Net Cash Provided by Financing Activities	4,160,482	2,884,845	10,949,302

Net Increase in Cash	121,727	28,761	164,584
Cash at Beginning of Year	42,857	14,096	—

Cash at End of Year	$164,584	$42,857	$164,584

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$5,000	$—	$68,735

Income taxes	$150	$1,000	$3,900

Supplemental Non-Cash Investing Activities
Issuance of common stock for services	$—	$—	$166,844

Issuance of stock options for services	$—	$—	$55,646,000

Issuance of common stock in repayment of loan	$655,406	$—	$655,406

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

Basis of Financial Statement Presentation

The financial statements of the Company have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have never been profitable and incurred substantial losses from operations of $(4,865,308) and $(2,764,255) for the years ended December 31, 2005 and 2004, respectively and $(67,507,910) for the period from January 1, 2001 (inception of development stage) through December 31, 2005. Furthermore, the Company has negative working capital amounting to $(1,473,166) and $(1,015,742) at

December 31, 2005 and 2004, respectively. The Company expects that losses from operations will continue through 2006 and anticipates that it will require additional financing in 2006, which may not be readily available. The Company is dependent upon the efforts of its management to raise proceeds from continued debt or equity placement to sustain the research and development and ultimate commercialization of their respective interests in the Super Smart Card TM technology. The Company’s ability to continue to receive new investment proceeds is uncertain. The financial statements do not include any adjustments that might be necessary in the event that the Company cannot continue in existence.

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

Research and Development Costs

Research and development costs are charged to operations as incurred and amounted to $927,620 and $634,474 in 2005 and 2004, respectively, and $2,602,844 from January 1, 2001 (inception of development stage) through December 31, 2005.

License Costs

On November 20, 2000, the Company acquired certain technology licenses. The technology was licensed from IVI, a related party, for an aggregate of 128,600,000 common shares of the Company deemed by the board of directors to have a fair value of $0.001 per share or $128,600. The cost of the license is being amortized over its twenty-year term on a straight line basis. Amortization expense amounted to $6,430, and $3,590 for the years ended December 31, 2005 and 2004, respectively, and $29,310 for the period January 1, 2001 (inception of development stage) through December 31, 2005.

Securities Issued for Services

The Company accounts for stock issued for services under the intrinsic value method. For stock issued for services, the fair market value of the Company’s stock on the date of stock issuance is used. We have adopted Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation”. The statement generally suggests, but does not require, stock-based compensation transactions to be accounted for based on the fair value of the services rendered or the fair value of the equity instruments issued, whichever is more reliably measurable. Securities issued for services to a related party amounted to $0 in 2005 and 2004, and $$302,500 for the period from January 1, 2001 (inception of development stage) through December 31, 2005. The underlying fair value of the common shares amounted to $0 and $0 per share in 2005 and 2004, respectively.

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

Depreciation expense charged to operations was $23,566, $ 476, and $24,042 in 2005, 2004, and for the period from January 1, 2001 (inception of development stage) through December 31, 2005, respectively.

5. NOTES PAYABLE

Notes payable consist of the following:

	2005	2004
Unsecured obligations bearing interest at 20% initially due January 31, 2004, extended to July 31, 2004	$—	$77,500
Unsecured demand obligation with interest at 10%	—	40,000
Other	47,500	—

Total	$47,500	$117,500

6. ACCRUED EXPENSES

Accrued expenses are as follows:

	2005	2004
Interest	$164,782	$68,265
Franchise taxes	6,150	3,750

Total	$170,932	$72,015

7. INCOME TAXES

The income tax provision is comprised of the following:

	Year Ended December 31,		January 1, 2001 (Inception of Development Stage) to December 31,
	2005	2004	2005
Federal current provision	$—	$—	$—
State and foreign current provision	2,550	1,000	6,300

The Company’s total deferred tax asset and valuation allowance are as follows:

	2005	2004
Total deferred tax asset, current	$3,550,000	$2,000,000
Less valuation allowance	(3,550,000)	(2,000,000)

Net deferred tax assets, current	$—	$—

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

During 2005 and 2004, the Company provided working capital advances totaling $312,005 to Biosensor, LLC, a wholly owned subsidiary of IVI Smart. The balance was fully reserved in 2005 due to the uncertainty of recoupment.

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

12. COMMITMENTS

We are currently negotiating certain proposed business arrangements, which if accepted by all parties, may require financial commitments as follows:

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

The MYBi Agreement - Pursuant thereto, we are required to: (i) supply MYBI with a designated number of terminals and Super Smart Cards™ necessary to meet consumer demand: (ii) purchase 15% of MYBI’s issued and outstanding shares at a negotiated price; (iii) purchase a senior convertible debenture and warrant from MYBi (collectively the “Debenture”) with a conversion price that allows us to purchase a minimum of 10.1 percent of MYBi at a designated price; and (iv) create, operate, and service an Operations Center in Korea necessary to process the Super Smart Cards™ and any other type of non-cash payments other than Automated Fare Collections and other traditional MYBi e-purse transactions. The Debenture: (i) provides us with at least one permanent seat on MYBi’s Board of Directors; (ii) requires MYBi to hire a manager designated by us as a full time employee for harmonious coordination; (iii) provide us with specified veto rights with respect to major decisions; and (iv) contains customary assurances with respect to management and business plans as well as customary covenants.

13. EVENT (Unaudited) SUBSEQUENT TO THE DATE OF THE INDEPENDENT AUDITOR’S REPORT

The Securities and Exchange Commission has advised the Company that it is conducting an investigation. It has requested various documents that pertain to loans and the issuance and transfer of the Company’s shares. The Company is cooperating with this request. Management cannot determine the effect, if any, that the investigation will have on the results of operations and financial condition.

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

Summary Compensation Table

	Annual Compensation					Long Term Compensation
						Awards		Payments
Name and Position	Year	Salary		Bonuses	Other	Stock	Options	LTIP	Other
Mary A. Grace, President, CEO, CFO and Director	2003	$—	(1)	—	—	—	—	—	—
	2004	—	(1)	—	—	—	—	—	—
	2005	250,000	(1)	—	—	—	—	—	—

Tamio Saito, CTO, and Director	2003	—	(2)	—	—	—	—	—	—
	2004	—	(2)	—	—	—	—	—	—
	2005	—	(2)	—	—	—	—	—	—

David Williams, Director	2003	—		—	—	—	—	—	—
	2004	—		—	—	—	—	—	—
	2005	—		—	—	—	—	—	—

	Annual Compensation				Long Term Compensation
					Awards		Payments
Name and Position	Year	Salary	Bonuses	Other	Stock	Options	LTIP	Other
Thomas J. Volpe,	2003	—	—	—	—	—	—	—
	2004	—	—	—	—	—	—	—
	2005	—	—	—	—	—	—	—

Elliott H. Cole	2003	—	—	—	—	—	—	—
	2004	—	—	—	—	—	—	—
	2005	—	—	—	—	—	—	—

Totals	2003	$—	—	—	—	—	—	—
	2004	—	—	—	—	—	—	—
	2005	250,000	—	—	—	—	—	—

(1)	Does not include a settlement payment of $450,000 referenced in a November 15, 2003, written Compensation Settlement Agreement with Mary A. Grace, our President, Chief Executive Officer and Chief Financial Officer. Pursuant to this agreement, we agreed to pay Ms. Grace a salary of $250,000 per year commencing on January 1, 2004. In consideration for Ms. Grace’s releasing us from our obligation to accrue her former salary of $250,000 per year net of approximately $300,000 of expenses paid on Ms. Grace’s behalf. During the three years ending December 31, 2005, we agreed to pay to Ms. Grace a preferred distribution of 50% of future profits limited to $450,000. In addition, and in consideration for our return to Ms. Grace of certain of her marketable securities, Ms. Grace released us from any prior obligations under a contemplated agreement to purchase such securities. Finally, we agreed that the approximate $300,000 in expenses we paid on Ms. Grace’s behalf would be deemed to be a loan and deductible only from the amount she is entitled to receive under the Compensation Settlement Agreement up to a maximum of $100,000 per year, commencing in the first year following the year in which we first receive sufficient income from operations.
(2)	Does not include an aggregate of $482,121, and $634,474 paid to Big Bang Technologies, Inc., a California corporation controlled by and under common control of Tamio Saito (“BBT”), respectively, during the fiscal years ended December 31, 2005 and 2004. The payments were made pursuant to a Research and Development Services Agreement dated May 29, 2003 (the “BBT Agreement”). Additional information concerning the BBT Agreement is set forth herein under the caption Certain Relationships and Related Transactions.

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

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:
3(i)*	Articles of Incorporation of Boppers Holdings, Inc., filed July 15, 1997, as amended August 11, 2000, as further amended December 22, 2000.

3(ii)*	Bylaws of e-Smart Technologies, Inc.

10(a)*	Exclusive Use and Distribution Agreement, dated as of October 26, 2001, by and between IVI Smart Technologies, Inc. & e-Smart Technologies, Inc.

10(b)*	Exclusive Use and Distribution Agreement, dated as of September 1, 2000, between Intermarket Ventures, Inc. and e-Smart Systems, Inc.

10(c)*	Notice and Consent, dated as of January 1, 2001, to that certain Exclusive Use and Distribution Agreement, dated as of September 1, 2000, between Intermarket Ventures, Inc. and e-Smart Systems, Inc.

10(d)*	Exclusive Use and Distribution Agreement, dated as of September 6, 2001, by and between IVI Smart Technologies, Inc. and e-Smart Technologies, Inc.

10(e)*	Exclusive Use and Distribution Agreement, dated August 27, 2000, by and between e-Smart Systems, Inc. and Newco (i.e., e-Smart City Card Co. Ltd., a Chinese JV company).

10(f)*	Advisory and Occupancy Services Agreement, dated May 29, 2003, but retroactively effective to January 1, 2001, by and between Associated Business Group, Inc. and e-Smart Technologies, Inc.

10(g)*	Compensation Settlement and Employment Agreement, dated as of November 15, 2003, by and between e-Smart Technologies, Inc. and Mary A. Grace.

10(h)*	Research and Development Services Agreement, dated as of January 1, 2001, and reduced to writing on May 29, 2003, by and between Big Bang Technologies, Inc and e-Smart Technologies, Inc.

10(i)*	E-Smart Technologies, Inc. 2003 Long Term Incentive Plan adopted December 1, 2003.

10(j)*	Master Teaming Agreement, dated as of February 27, 2004, by and between Samsung SDS Co., Ltd. and e-Smart Korea, Inc.

10(k)*	Cooperation Agreement, dated February 27, 2004, by and among e-Smart Technologies, Inc., Guo Xin Well-tel Technology Co., Ltd., and EarthNetMedia Trading Corporation.

10(l)*	Mutual Cooperation Agreement, dated February 25, 2004, by and between Daewoo International Corporation and e-Smart Korea, Inc.

10(m)*	Agreement with the Ministry of Transportation and Communication and the Republic of Kyrgyzstan’s Supervisory Institute for e-Government dated April 4, 2004 (the Kyrgyzstan Agreement”).

10(n)*	Agreement with the Ministry of Economy of the Republic of Uzbekistan, Uzbekistan Uzbekprom Association and the Bank Association of the Republic of Uzbekistan dated August 13, 2004 (the “Uzbekistan Agreement”).

10(o)*	Agreement with P.T. Primrose Gantari Indonesia dated November 8, 2004 (the “Indonesia Agreement”).

10(p)*	Agreement with the Samsung Student Card Project Agreement with Samsung SDS Co., LTD., and Kobile Inc. dated December 3, 2004 (the “Student Card Agreement”),

10(q)*	Agreement with Mybi Co, Ltd. dated December 3, 2004 (the Mybi Agreement”)

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed

Reports on Form 8-K

During the last quarter of the fiscal year ended December 31, 2005, we filed two reports on Form 8-K and two amended reports on Form 8-K/A as follows:

FORM 8-K

Date Filed	Item(s) Reported
10/24/2005	Items 3.03 and 5.03
11/21/2005	Items 3.03, 4.01,5.03 and 9.01

Amendments to this 8-K were filed on 12-5-05 and 12-20-05

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	March 20, 2008

e-Smart Technologies, Inc.

By:	/s/ Mary A. Grace
Mary A. Grace, President,
Chief Executive Officer, and
Chief Financial Officer

Exhibit Index

Exhibit No.	Description
31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.