Form 10QSB
period 2007-09-30
E-SMART TECHNOLOGIES INC
filed 2008-04-03
CIK 1112999

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended: September 30, 2007

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

Common Stock, $.001 par value, 703,918,509 shares at September 30, 2007.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

e-SMART TECHNOLOGIES, INC. & SUBSIDARIES

FORM 10-QSB - QUARTER ENDED SEPTEMBER 30, 2007

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The unaudited condensed consolidated balance sheet of the Registrant at September 30, 2007, the audited balance sheet at December 31, 2006, and the unaudited condensed consolidated statements of operations, shareholders’ equity (deficiency), and cash flows for the nine months and three months ended September 30, 2007 and September 30, 2006 follow. The unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the periods presented.

e-SMART TECHNOLOGIES, INC. and SUBSIDARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	[Unaudited] September 30, 2007	[Audited] December 31, 2006
Assets
Current assets -
Cash	$92,795	$49,845
Prepaid expenses	22,797	7,558

Total current assets	115,592	57,403
Equipment, net	67,948	41,446
License of smart card technology, net of amortization	88,038	92,860
Officers’ advances	—	11,549
Due from IVI Smart Technologies, Inc.	170,112	—
Lease deposit	147,405	79,713

Total assets	$589,095	$282,971

Liabilities and Shareholders’ Equity (Deficiency)

Current liabilities -
Current portion of notes payable	$59,927	$509,927
Accounts payable	1,904,717	1,286,904
Accrued officer’s compensation	47,500	544,285
Accrued expenses	194,057	76,660

Total current liabilities	2,206,201	2,417,776
Note payable – long-term	222,545	1,946,394

Total liabilities	2,428,746	4,364,170

Shareholders’ Equity (Deficiency) -
Preferred Stock, $0.001 par value, 20 million shares authorized; 17.5 million and -0- shares issued and outstanding in 2007 and 2006, respectively	17,500	—
Common shares, $0.001 par, 730 million shares authorized; 703,918,509 and 242,540,441 shares issued and outstanding in 2007 and 2006, respectively	703,918	242,540
Additional paid in capital	94,748,131	70,954,225
Deficit accumulated during development stage	(97,309,200)	(75,277,964)

Total shareholders’ equity (deficiency)	(1,839,651)	(4,081,199)

Total liabilities and shareholders’ equity (deficiency)	$589,095	$282,971

See notes to condensed consolidated financial statements.

e-SMART TECHNOLOGIES, INC. and SUBSIDARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

[Unaudited]

	Nine Months Ended September 30,			Three Months Ended September 30,			January 1, 2001 (inception of development period) to September 30, 2007
	2007		2006	2007		2006
Revenue	$		$—	$		$—	$—

Operating expenses:
Research and development		3,135,909	447,575		469,039	120,001	18,286,218
Marketing, general and administrative		18,780,813	2,773,878		4,062,622	1,075,417	78,548,651
Interest		112,864	163,996		953	62,988	463,881

Total operating expenses		22,029,586	3,385,449		4,532,614	1,258,406	97,298,750

Loss before provision for Income taxes		(22,029,586)	(3,385,449)		(4,532,614)	(1,258,406)	(97,298,750)

Provision for income taxes		1,650	2,000		350	500	10,450

Net Loss		$(22,031,236)	$(3,387,449)		$(4,532,964)	$(1,258,906)	$(97,309,200)

Loss per share		$(0.05)	$(0.02)		$(0.00)	$(0.00)	$(0.48)

Weighted average number of common shares outstanding		451,178,569	200,000,000		657,668,509	200,000,000	202,391,260

See notes to condensed consolidated financial statements.

e-SMART TECHNOLOGIES, INC. and SUBSIDARIES

CONDENSED CONSOLIDATED STATEMENT OF

SHAREHOLDERS’ EQUITY (DEFICIENCY)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
[Audited]

Balance January 1, 2006	—	$—	200,000,000	$200,000	$63,777,497	$(67,507,910)	$(3,530,413)
Issuance of shares in relation to related party borrowings	—	—	20,990,441	20,990	4,150,278	—	4,171,268
Issuance of shares for services	—	—	21,550,000	21,550	3,026,450	—	3,048,000
Net loss	—	—	—	—	—	(7,770,054)	(7,770,054)

Balance, December 31, 2006	—	—	242,540,441	242,540	70,954,225	(75,277,964)	(4,081,199)

[Unaudited]

Balance, January 1, 2007	—	—	242,540,441	242,540	70,954,225	(75,277,964)	(4,081,199)
Issuance of shares for services			155,313,844	155,314	13,441,928	—	13,597,242
Issuance of shares in relation to related party borrowings	—	—	177,564,224	177,564	5,497,978	—	5,675,542
Issuance of shares pursuant to Plan of Reorganization	17,500,000	17,500	—	—	(17,500)	—	—
Issuance of shares in payment of license fee	—	—	128,500,000	128,500	4,871,500	—	5,000,000
Net loss	—	—	—	—	—	(22,031,236)	(22,031,236)

Balance, September 30, 2007	17,500,000	$17,500	703,918,509	$703,918	$94,748,131	$(97,309,200)	$(1,839,651)

See notes to condensed consolidated financial statements.

e-SMART TECHNOLOGIES, INC. and SUBSIDARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

[Unaudited]

	Nine Months Ended September 30,		January 1, 2001 (inception of development) period to September 30, 2007
	2007	2006
Cash flows from Operating Activities -
Net loss	$(22,031,236)	$(3,387,449)	$(97,309,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock and common stock options for services	13,597,242	—	72,593,742
Issuance of preferred and common stock in payment of license fee	5,000,000	—	5,000,000
Depreciation and amortization	26,827	17,170	104,263
Bad debt expense	—	—	312,505
Changes in assets and liabilities -
Increase in prepaid expenses	(15,239)	(7,747)	(22,797)
Decrease in officers’ advances	11,549	32,844	—
Increase in accounts payable	617,813	463,832	1,904,717
Increase (decrease) in accrued expenses	(379,388)	290,118	513,797

Net Cash Used in Operating Activities	(3,172,432)	(2,591,232)	(16,902,973)

Cash Flows from Investing Activities -
Acquisition of equipment	(48,507)	(11,728)	(131,649)
Purchase of technology licenses	—	—	(128,600)
Advances to IVI Smart Technologies, Inc.	(170,112)	—	(170,112)
Advances to Biosensor, LLC	—	—	(312,505)
(Addition) reduction of lease deposit	(67,692)	(4,999)	(147,405)

Net Cash Used in Investing Activities	(286,311)	(16,727)	(890,271)

Cash Flows from Financing Activities -
Increase (decrease) in advances from Intermarket Ventures, Inc., a related party	(2,173,849)	2,483,118	4,789,406
Proceeds from other borrowings, net	—	—	47,500
Proceeds from issuances of shares	—	—	7,373,591
Shares issued in relation to borrowings from related parties	5,675,542		5,675,542

Net Cash Provided by Financing Activities	3,501,693	2,483,118	17,886,039

Net Increase (decrease) in cash	42,950	(124,841)	92,795
Cash at Beginning of Period	49,845	164,584	—

Cash at End of Period	$92,795	$39,743	$92,795

Supplemental non-cash financing activities -
Issuance of shares for services	$13,597,242	$—	$72,593,742
Issuance of shares for license fee	5,000,000	—	5,000,000

See notes to condensed consolidated financial statements.

e-SMART TECHNOLOGIES, INC. & SUBSIDARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The Company has been in the development stage since the commencement of its operations on January 1, 2001. The accompanying unaudited consolidated financial statements include the accounts of the Registrant and its wholly-owned subsidiaries, e-Smart Korea, Inc. and e-Smart Systems, Inc., and have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine and three month periods ended September 30, 2007 and 2006, are not necessarily indicative of the results that may be expected for the respective years ended December 31, 2007 and 2006.

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

Note 2 – Letters of Comment

From time to time the Staff of the Securities and Exchange Commission’s Division of Corporate Finance may examine the periodic reports of a Registrant for compliance and form and forward letters relating to the content of such prior filings (“Letters of Comment”). The Company seeks to respond to all Letters of Comment received addressing any and all issues raised, including the filing of amended quarterly and annual reports as appropriate.

Note 3 – Related Party Transactions

The Company is the owner of technology licenses which grant the Company the exclusive right to market the technology in particular territories. The three territories covered are the People’s Republic of China, the remainder of Asia and the United States of America.

The licenses, which have a term of twenty years commencing January 1, 2001, were granted to the Company by IVI Smart Technologies, Inc. (“IVI”). During this period, IVI received common shares in relation to expansion of those licenses to include certain refinements to and expansions of the rights previously granted.

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

As shown in the accompanying financial statements, the Registrant had negative working capital at September 30, 2007, of $2,090,609. In addition, the Registrant has incurred an accumulated deficit of $(97,309,200) through September 30, 2007. The Registrant is dependent upon the efforts of its management to raise proceeds from continued debt or equity placements to sustain the research and development and ultimate commercialization of their respective interests in the Super Smart Card™ technology. The Registrant's ability to continue to receive the necessary level of funding support through the efforts of its management cannot be guaranteed. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Registrant is unable to continue as a going concern.

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

Plan of Operation

Since the inception of our development period on January 1, 2001, and continuing through September 30, 2007, our primary source of funds have been private placements of our equity securities to accredited investors and loans from IVI and Intermarket. We presently expect that this dependence will continue until our first system starts to generate sufficient cash flow to cover our operating costs. As of the date of this Report, we expect this dependence to continue through the first or second quarter of 2008. Based upon our current and planned rate of operating commitments, we will require approximately $5,000,000 in additional funding during this period. Although management has identified several potential sources of institutional capital, there can be no assurance that we will be able to successfully obtain all or a portion of the funds required to commence commercial operations.

During July 2007, the Company opened its Engineering Production Center in Seoul, South Korea to be supervised by e-Smart’s Chief Inventor and CTO, Tamio Saito, and Richard Kim, the general manager of e-Smart Korea. That center will coordinate all design and manufacturing functions, and we expect to deliver our product and implement our first system within the next six months.

Our ability to maintain what we believe to be the state-of-the-art quality of our Super Smart Card™ and BVS2™ system and related technologies is dependent upon our ability to continue to improve our products functionality and durability, and to reduce their cost of manufacture. In addition, we are constantly trying to find and develop new products that enhance the functionality of our BVS2™ platform. This research and development is expected to continue throughout 2007 and well into 2008. Accordingly, the Company expects to continue to be dependent upon funds from private financing.

We are constantly acquiring equipment in connection with our research and development activities. Our planned 2007 budget is approximately $1,500,000 for such acquisitions, but could change depending upon our rate of accomplishment in the anticipated sales of one or more systems. Should such sales occur, we will also require an operations and testing center near those customers’ offices as a condition of contract.

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2007, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. The Company is presently negotiating certain proposed relationships, which if accepted by all parties, may contain terms that have off-balance sheet implications; see Note 12 to the Consolidated Financial Statements in Item 7 of our Form 10-KSB for December 31, 2006.

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

Discussion and Analysis of the Nine Months Ended September 30, 2007 and 2006

Revenues – Since obtaining the license to the Super Smart Card™ technology in November 2000, the Registrant has been engaged in research and development efforts to enhance and broaden the technology’s applications and in exploring the global market for its optimal commercialization. In the opinion of management, the Registrant’s Super Smart Card™ is ready for commercialization. This fact notwithstanding, the Registrant is still in its development stage for accounting purposes as it has not experienced revenues in either of the nine month periods ended September 30, 2007 (“9M7”) or September 30, 2006 (“9M6”).

Operating Expenses – Operating expenses were $22,029,586 for 9M7 compared to $3,385,449 for 9M6 resulting in an increase of $18,644,137 or 551%. This increase was principally attributable to the various engineering and consulting services, and a licensee fee which were acquired with common shares valued at $13,597,242 and $5,000,000, respectively. There were no comparable charges in 9M6.

Loss Before Taxes and Income Taxes – As a result of the foregoing, loss before taxes for 9M7 was $(22,029,586) compared to $(3,385,449) for 9M6, upon which the Registrant’s tax provision in both periods related solely to minimum franchise taxes.

Net Loss – Consistent with the foregoing analysis, the Registrant reported a net loss of $(22,031,236) or $(0.05) per share for 9M7, compared to a net loss of $(3,387,449) or $(0.02) per share for 9M6, based upon weighted average shares outstanding of 451,178,569 and 200,000,000, respectively.

Discussion and Analysis of Three Months Ended September 30, 2007 and 2006

Revenues – Since obtaining the license to the Super Smart Card™ technology in November 2000, the Registrant has been engaged in research and development efforts to enhance and broaden the technology’s applications and in exploring the global market for its optimal commercialization. In the opinion of management, the Registrant’s Super Smart Card™ is ready for commercialization. This fact notwithstanding, the Registrant is still in its development stage for accounting purposes as it has not experienced revenues in either of the three month periods ended September 30, 2007 (“3Q7”) or September 30, 2006 (“3Q6”).

Operating Expenses – Operating expenses were $4,532,614 for 3Q7 compared to $1,258,406 for 3Q6 resulting in an increase of $3,274,208 or 260%. This increase was principally attributable to the various engineering and consulting services associated with the expansion of our licensed technology which were acquired with common shares valued at $3,025,000; there were no comparable charges in 3Q6.

Loss Before Taxes and Income Taxes – As a result of the foregoing, loss before taxes for 3Q7 was $(4,532,614) compared to $(1,258,406) for 3Q6 upon which the Registrant’s provision for taxes in both periods was solely attributable to minimum state franchise taxes payable.

Net Loss – Consistent with the foregoing analysis, the Registrant reported a net loss of $(4,532,964) or $(0.00) per share for 3Q7, compared to a net loss of $(1,258,906) or $(0.00) per share for 3Q6, based upon weighted average shares outstanding of 657,668,509 and 200,000,000, respectively.

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

At September 30, 2007, the Registrant had current assets of $115,592 (including cash of $92,795), current liabilities of $2,206,201, and an accumulated deficit of $(97,309,200) . The Registrant periodically evaluates its liquidity requirements, capital needs and availability of capital resources in view of its plans for commercialization of its technology, and other operating cash needs. In the opinion of Registrant’s management, the Registrant is entirely dependent upon private financing during the next several months in order to sustain its current developmental efforts, commence commercial operations, and ultimately transition out of the development stage.

ITEM 3.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of September 30, 2007, as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15. Based upon this evaluation, the CEO and CFO has concluded that as of September 30, 2007, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, and summarized, within the time periods specified in the Commission’s rules and forms and that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. Management also acknowledged that it failed to submit its periodic filings for the first, second and third quarters of 2007 in a timely fashion, and continues its efforts to ensure the level of funding that is necessary for the reporting function.

Changes in Internal Controls

The Registrant made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the CEO and CFO.

PART II - OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:	31.1 - Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

Dated: April 3, 2008

Exhibit Index

Exhibit No.	Description
31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002