Form 10-K
period 2007-12-31
E-SMART TECHNOLOGIES INC
filed 2009-05-28
CIK 1112999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-30717

e-SMART® TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Nevada	88-0409261
(State of Incorporation)	(I.R.S. Employer Identification No.)

526 West 26th Street, Suite 710, New York, NY 10001

(Address of Principal Executive Office, including Zip Code)

(212) 727-3790

(Issuer’s Telephone Number)

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, $.001 PAR VALUE

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐    Yes    ☒    No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer	☐	Accelerated filer	☐	(Do not check if a smaller reporting company)

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

Issuer’s revenues for the two years ended December 31, 2007: 39,717 and $ -0-

The aggregate market value of Common Stock held by non-affiliates at December 31, 2007: $11,864,950

Shares of Common Stock, $.001 par value, outstanding at December 31, 2007: 725,343,509 shares

DOCUMENTS INCORPORATED BY REFERENCE:

No documents are incorporated by reference into this Annual Report.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

Safe Harbor Statement

Certain statements contained herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We desire to avail ourselves of certain “safe harbor” provisions of the 1995 Reform Act, and are therefore including this special note to enable us to do so. Forward-looking statements included in this Report on Form 10-K involve known and unknown risks, uncertainties, and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from our best estimate of future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. These risks include, but are not limited to, risks related to recently consummated agreements as well as future agreements, our ability to generate revenue and/or income from operations, effects of competition and technological changes, risks related to exposure to personal injury and workers’ compensation claims, risks that we may not be able to obtain insurance or insurers and may not provide adequate coverage, risks associated with compliance with government regulations such as ERISA, state and local employment regulations and dependence upon key personnel.

We believe it is important to communicate our expectations to our investors, but we must caution that they are only expectations. There may be events in the future, however, that we are not able to accurately predict or over which we have no control. The risk factors listed below, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe herein and described in our forward-looking statements. Before any investment is made in our securities, be aware that the occurrence of any of the events described in the risk factor section and elsewhere in this report, and other events that we have not predicted or assessed could have a material adverse effect on our ability to transition out of the development stage. In such case, the price of our securities could decline and any investor may lose all or part of the investor’s investment.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Business Overview

e-Smart® Technologies, Inc. (the “Registrant” or the “Company”), and its subsidiaries are engaged in the business of marketing and sales of biometric smart cards in Asia and the US. As of December 8, 2007, the Company is currently the licensee of an exclusive license agreement, as amended (“License”) granted to the Company from IVI Smart Technologies, Inc. (“IVI”). IVI is the owner of the intellectual property which is the subject of the License (“Intellectual Property”) and is also a majority shareholder of the Company through its beneficial ownership of Preferred Shares of the Company. The License, as amended, is granted pursuant to an Exclusive Use and Distribution Agreement dated September 6, 2001. The License was amended pursuant to an Amended License Agreement (collectively the “License Agreement”) dated December 8, 2007, which grants the Company the exclusive right to use and exploit the Intellectual Property in China, Asia and the United States of America. The Intellectual Property which is the subject of the License, includes the biometric smart card technology specifically described in US Patent No. 7,278,025 B2 granted by the U.S. Patent and Trademark Office [entitled Secure Biometric Verification of Identity issued to IVI, on October 2, 2007.

Products:

The Company plans to market and sell products in the following categories:

ID & Access Cards

Access Cards: for companies, buildings, schools, and secure areas.

Government identity and payment cards:

Identification: for use in driver’s licenses, passports, visas, and identity cards for government service personnel, such as the armed forces.

Payments: for payments for social services, welfare, pensions, and for ID and payments in emergency situations for disaster relief.

Financial Services Cards: for credit, debit, and prepaid (stored value), and intended multiple applications, such as AFC (automatic fare collection), OTP (one-time passwords), direct payment, controlled payment, and other specialized customer needs.

Company Organization:

The Company is a Nevada corporation which was formed in July 1997 as Boppers Holdings, Inc. (“Boppers”). On October 20, 2000, Boppers, Boppers Acquisition Corp., a then newly-formed Nevada Corporation and wholly owned subsidiary of Boppers, and e-Smart® Systems, Inc., a Nevada corporation (“e-Smart® Systems”) and wholly owned subsidiary of InterMarket Ventures, Inc., a Utah corporation (“Intermarket”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement, Bopper’s management resigned and the Registrant’s management took control. The Company’s name was changed from Boppers Holdings, Inc. to e-Smart® Technologies, Inc. as of December 22, 2000.

The Company was inactive until the inception of its development stage on January 1, 2001.

The Company has limited operations, and, in accordance with SFAS #7, is considered a development stage company.

The Company maintains an, office located in Seoul, South Korea at 642-9 Songchon, B/D 9F, Yeoksam-Dong, Gangnam-Gu, Seoul, Korea, with telephone number 82 2 2185 5888 and fax number 82 2 2185 5889. The Company has outsourced the management of its marketing and business operations to executive managers located at the Seoul, Korea offices. The Company maintains an administrative office located at 526 West 26th Street, Suite 710, New York, NY 10001, telephone number 212-727-3790 and fax 212-727-3794.

The Company’s registered agent in the State of Nevada is The Corporation Service Company and its transfer agent is Holladay Stock Transfer Company of Scottsdale, Arizona. The Company’s common stock trades in the over-the-counter market under the symbol ESMT.PK.

Employees:

As of December 31, 2007, the Company’s full time employees were Chief Executive Officer, President and Chief Financial Officer, Mary A. Grace, and our Chief Technical Officer, and Executive Vice President Tamio Saito. The Company also engaged two employees in the New York office to manage the general administrative, corporate and accounting matters for the Company. e-Smart® Korea’s management team manages the business and operations of the Company from the Seoul, South Korea offices. The South Korea offices are managed by Richard In Kun Kim, the Managing Director. The management team in South Korea also includes: Daniel Park, Executive Director; Peter Yang, Director; Alex Kang, Deputy General Manager; and Monica Kim, Accounting Manager. The management team is supported by five employees. None of our employees is a party to a collective bargaining agreement.

Marketing and Distribution:

The Company intends to market and distribute its products through e-Smart® Korea throughout Asia and intends to market in the United States through an affiliate, Homeland Defense, Inc. (“HDI”). The Company also intends to continue to develop strategic marketing relationships with systems integrators and other companies. To date, there has been no activity with HDI.

IP Technology License:

The Company has entered into a License Agreement (“License”) with IVI Smart Technologies, Inc. (“IVI”). IVI is the licensor of intellectual property which is the subject of the License (“Intellectual Property”) and is also a majority shareholder of the Company through its beneficial ownership of Preferred Shares of the Company. The License is granted pursuant to an Exclusive Use and Distribution Agreement dated September 6, 2001. The License has subsequently been amended pursuant to an Amended License Agreement dated December 8, 2007, which provides the Company with the exclusive right to use and exploit the Intellectual Property in Asia and the United States of America. The Intellectual Property which is the subject of the License, as amended, includes the biometric smart card technology specifically described in US Patent No. 7,278,025 B2 granted by the U.S. Patent and Trademark Office [entitled Secure Biometric Verification of Identity issued to IVI, on October 2, 2007]. A description of the technologies licensed to the Company by IVI follows:

	Title	Application No.
1	Secure Biometric Verification of Identity	10/659,834

2	Smart Card for Passport, Electronic Passport, and Method System and Apparatus for Authenticating Person Holding Smart Card or Electronic Passport	10/832,781

3	Biometric Identity Verification System and Method	12/064,234

4	Biometric Sensor and Sensor Panel, Method for Detecting Biometric Pattern Using the Same, and Method for Manufacturing the Same	11/849,948

5	Method and Apparatus for Cryptographically processing Data	10/589,221

6	Biometric Sensor and Sensor Panel	60/842,055

7	Integrated Chip for DNA Protection	60/894,407

8	Method & Apparatus for Using Shape Function for Fingerprint Recognition	60/894,895

9	Biometrics Smart Card	60/895,651

Competition:

We face serious competition from many companies, small and large. Many of our competitors are much larger companies with significantly greater resources. There are numerous products and competitors in the smart card and smart card operating system arena. As a result, the Company anticipates competition in sales of products from other providers of circuits, sensors and smart cards, (chip and microprocessor-based), and other payment, access and other card technologies, and expects competition to intensify as competitors commit greater resources to the development of biometrically empowered, contactless, microprocessor-based, and other types of smart cards. Some of the larger chip manufacturers that operate in the smart card market include but are not limited to Atmel, STM, Infineon and Philips Semiconductors. Each of these companies has announced that they are developing contactless, microprocessor-based smart cards.

The Company also competes with contactless ASIC-based technologies developed primarily by Philips Semiconductors, which comply with ISO 14443, and which are used by some of the largest manufacturers of smart cards, including Gemplus, Giesecke & Devrient, and Sony’s contactless ASIC based technology. Further, the Company also competes with contact-based products such as microprocessor-based contact cards, ASIC-based contact cards, memory chip cards and magnetic strip cards. The Company always faces the risk of start-up companies which are difficult to assess and/or anticipate.

Recent Developments [as of December 31, 2007]:

Plan of Recapitalization: A plan of reorganization/recapitalization (“Plan”) was ratified by our board of directors on October 14, 2005 (first reported in Annual Report on Form 10-KSB for the year ended December 31, 2005), and approved by our shareholders in 2006 (and reported in Annual Report on Form 10-KSB for the year ended December 31, 2006). As previously reported the implementation of this Plan was delayed and subsequently implemented as of March 15, 2007. Pursuant to the Plan, the Company designated 17,500,000 shares of its authorized, preferred stock as “Series A Preferred Shares” and the board of directors of the Company approved, and ordered, the issuance of the Series A Preferred Shares as of April 30, 2007. The subject Series A Preferred Shares were deemed issued to IVI at that time, but were not actually recorded in the Company stock transfer records until on or about May 2, 2008.

The Series A Preferred shares are convertible into shares of common stock of the Company at a conversion rate of 65.191890 shares of common stock for each share of Series A Preferred. Holders of Series A Preferred shares are entitled to vote their shares on an “as converted” basis with the outstanding common stock and as a result represented approximately 61% of the total number of shares outstanding at the time their issuance was approved. The Series A Preferred conversion ratio is subject to adjustment as a result of stock splits or combinations involving the common stock, reclassifications, exchanges, substitutions or reorganizations. Shares of Series A Preferred are entitled to receive any dividend or other distribution made on the common stock on an “as converted” basis. In the event of a voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of the Series A Preferred will be entitled to priority rights to receive their pro-rata share of the assets of the company legally available for distribution, determined on an “as converted” basis based the conversion ratio in effect at the time of such liquidation.

The Extinguishment of Indebtedness and Stock Purchase Agreement entered into between IVI and the Company as previously filed and reported with the SEC in a Form 8K on May 4, 2007 – is attached as Exhibit 10(c). The rights, preferences and privileges of the Series A Preferred are set forth in the Certificate of Designation as previously filed and reported with the SEC on August 7, 2008 – Exhibit 10(d).

•

WDC Agreement: On May 2, 2007, the Company and IVI announced it had entered into an agreement with World Developments Corporation (WDC). WDC had established Homeland Defense S.A. in Morocco and Algeria, and that WDC agreed to partner with IVI and the Company to finance implementation of the Company’s Biometric Verification Security System, BVS2, ™ in the following countries: Mauritania, Mali, Equatorial Guinea, Angola, Mauritius, Camores Islands and South Africa. The WDC agreement was entered with IVI with the intent to establish subsidiaries in nearly all of the countries on the African continent. A license from IVI to the Company to be used in connection with these intended goals and for the territory of Africa was to be granted contingent on certain funding milestones with WDC. On or about May 18, 2007, the Company announced a funding commitment for up to $50 million through World Development Corporation from Enterprise Growth Corporation SA. Funding from this commitment has not been received to date, and as of the date of filing this report, none of the intended objectives of the agreement have been implemented to date, and there is no reason to expect, or assurance, at this time that any of the goals of the agreement will be implemented or attained.

•

Increase of Authorized Shares. On or about May 14, 2007, and upon execution and Notice of Board of Director and Shareholder Action by Written Consent, the board of directors and the holders of a majority of outstanding common stock by written consent approved an amendment to our Articles of Incorporation increasing the authorized number of shares of our capital stock to 730,000,000 (first reported in Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007). This event was disclosed in the Current Report Form 8K and Form 14C as previously filed and reported with the SEC on May 30, 2007 – Exhibit 10(e).

•

Gwangju City Agreement. On June 4, 2007, the Company announced that it had entered into an agreement with Gwangju City, South Korea, to provide the Company’s Biometric Verification Security System, (BVS2)™ and its Super Smart Card™ for processing of payment, ID, e-Government and other e-Commerce related transactions. As part of Gwangju City’s “Future Strategic Industries” initiative, the City’s leadership is initiating a model for the future, nationwide, with the ‘Ubiquitous Digital City’ project utilizing the Company’s Super Smart Card™ and advanced Biometric Verification Security System™ technologies. The Company’s proprietary biometric technology would be utilized by an estimated 300,000 card holders in a number of government applications, including the City’s Auto Fare Collection Card, Electronic Cash Receipt Program, transportation, merchant terminals, and college information and security systems, to provide Gwangju’s citizens with convenience, safety and security of the future. This agreement was not implemented in 2007 or at any time up to the date of filing this report. The Company intends to implement this project in 2009, but there is no assurance that any of the goals related to this agreement will be achieved.

•

Production & Engineering Center. On July 10, 2007, the Company announced the new Engineering Production Center (“EPC”) in Seoul, Korea. The EPC is intended as the Company’s hub in Asia for manufacturing, design, oversight and quality control, product delivery control and research and development. It is located in Seoul’s High Tech district, and it will be home to the Company’s international engineering staff, which currently is in the process of readying for the mass production and roll out of the Company’s Biometric Verification Security System (BVS2)™ and Super Smart Card.™ IVI outsourced management and operation of the facility to eSmart® Korea.

•

Patent Awarded to Licensor. On October 2, 2007, the United States Patent and Trademark Office issued Patent No. 7,278,025 B2, entitled “Secure Biometric Verification of Identity,” to the Company’s majority shareholder and licensor, IVI.

•

Shareholder Teleconference. On December 27, 2007, a telephonic Shareholder conference call was held. The Company’s CEO, Mary Grace, provided to shareholders an update regarding the events of 2007 Maranda Fritz, then general counsel and securities counsel to the Company and to IVI, provided a report on the status of legal matters and proceedings of the Company, including the status of the SEC investigation [see Legal Proceedings]. The Company emphasizes that the information provided during the call was management’s statement of intentions, plans, beliefs and opinions, and included forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. These risks and uncertainties include the Company’s entry into new commercial businesses, the risk of obtaining financing, recruiting and retaining qualified personnel, and other risks described in this and the Company’s other Securities and Exchange Commission filings. The entire transcript of that conference call and an audiotape of the call are available on the Company’s website (http://www.e-smart.com).

Risk Factors

The following risks with respect to the Company’s proposed business and its financial condition should be carefully considered. These risks and uncertainties are not the only ones facing the Company. Other risks and uncertainties that have not been predicted or assessed may also adversely affect the Company. Some of the information in this report contains forward-looking statements that involve substantial risks and uncertainties. These statements can be identified by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” and “continue” or other similar words. Statements that contain these words should be carefully read for the following reasons:

•	The statements may disclose our future expectations;

•	The statements may contain projections of our future earnings or our future financial condition; and

•	The statements may state other “forward-looking” information.

Risks Related to Our Business:

We face risks related to a formal investigation being conducted by the Securities and Exchange Commission.

We have received an Order Directing Private Investigation and Designating Officers to Take Testimony from the Securities and Exchange Commission (the “Commission”), dated September 10, 2007. Our directors and officers and certain other employees and former employees and attorneys have also received subpoenas from the Commission. We cannot predict the outcome of the investigation. If the Commission brings an enforcement and/or administrative action against us, it could result in, among other items, a civil injunctive order or an administrative cease-and-desist order being entered against us, in addition to the imposition of significant civil or potentially criminal penalties. Moreover, the Commission investigation and/or a any subsequent action could affect adversely our ability to have our common stock listed on a stock exchange and/or quoted over the counter, our ability to sell our securities and/or have our securities registered with the Commission and/or in various states, any or all of which could jeopardize our financial viability. The Company has cooperated with the Commission and has produced documents in response to various subpoenas. As of the date of filing, the investigation continues and is likely to continue to result in additional significant legal fees and expenses as well as other resources, including the management time and attention. This investigation and any subsequent action could provide a basis for additional lawsuits which may result in substantial legal costs and expenses to us, which, in turn, could adversely impact results of operations. See “Item 3 - Legal Proceedings.”

The Company has no history of revenue from operations and we have only minimal assets.

As of the date of this report, the Company has yet to generate any significant revenue from operations. In all likelihood, we will continue to incur pre-operating expenses without corresponding revenues for some time in the foreseeable future. This may result in continuing increases in our net operating loss until we can generate cash flow from operations. There can be no assurance that we will be successful in developing our proposed operations or that we will ever become profitable.

The Company is undercapitalized and may be unable to continue our business unless we raise additional money.

The Company has limited working capital unless and until additional funding is obtained.

The Company will need to obtain additional financing in order to implement all the material aspects of our business plan. There can be no assurance that additional financing will be available on acceptable terms, if at all. If the Company continues to raise funds by issuing additional equity securities, further dilution to existing equity holders will necessarily result. Accordingly, the Company is subject to all of the risks inherent in starting a new business enterprise including the potential loss of all monies invested.

The Company may not be able to operate successfully if unable to hire qualified additional personnel.

The Company may not be able to operate successfully if unable to hire qualified additional personnel. The success of the Company may largely be dependent on the personal efforts and abilities of the Company’s management and the ability to attract and retain qualified key personnel in the future. None of the Company’s management team has ever managed and operated a smart card company.

The Company is presently highly dependent upon three people.

The Company is presently highly dependent upon three people, Chief Executive Officer, Mary A. Grace, Chief Technical Officer, Tamio Saito, and the Managing Director of e-Smart® Korea, Richard In Kun Kim. The loss of the services of any one or more of these key persons could have a material adverse effect on the continued economic viability of the Company. The untimely demise, unavailability or disability of one or more of these three persons, could leave us without the ability to pursue, procure and fulfill contracting opportunities or possibly even to continue our business.

The Company has no Key Man Insurance.

Presently, the Company does not maintain key man life insurance. The lack of key man coverage and the lack of other such insurance may have a material adverse effect upon the business of the Company in the event of the untimely loss of any of our key employees.

The Company has no directors’ and officers’ liability insurance.

The employment of qualified officers and directors may be contingent upon our acquiring a policy of directors and officers liability insurance in an amount reasonably satisfactory to such nominees. The failure to acquire such a policy may prevent the Company from engaging or retaining the services of qualified officers and directors.

The Company has a history of losses and may not achieve profitability in the foreseeable future.

The Company has incurred losses every year and may not achieve profitability in the foreseeable future.

If the market for smart cards in general, and for biometric, multi-application-based smart cards, in particular, does not grow, we may not succeed in selling our products.

The success of the Company’s products depends on commercial enterprises, governmental authorities and other potential card issuers adopting biometric multi-application based smart card technologies. Other card technologies, such as magnetic strips or bar codes, are widely used and could be viewed by potential customers as more cost effective alternatives to the Company’s products. Additionally, potential customers in developed countries, such as the United States, may already have installed systems that are based on technologies different than the Company’s and may not be willing to incur the capital expenditure required to install a new system. There may be no market demand for the products of the Company. If the Company fails to develop markets for its products, the Company may not generate revenues and would incur significant losses.

The Company’s inability to maintain our current, and establish new, strategic relationships could impair revenue growth.

The termination of any of the Company’s strategic relationships or the Company’s failure to develop additional relationships in the future may limit the Company’s ability to develop markets or to sell products, and thereby impair the Company’s ability to generate revenue.

The Company faces intense competition. If the Company is unable to compete successfully, business prospects will be impaired.

The Company faces intense competition from developers of contact and contactless microprocessor-based technologies and products, developers of contactless products that use other types of technologies that are not microprocessor-based, and non-smart card technologies. The Company competes on a range of competitive factors including price, compatibility with the products of other manufacturers, and the ability to support new industry standards and introduce new reliable technologies. Many competitors, such as Phillips Semiconductors, a division of Phillips Electronics N.V., and Infineon Technologies AG, have greater market recognition, larger customer bases, and substantially greater financial, technical, marketing, distribution, and other resources than the Company possesses. As a result, they may be able to introduce new products, respond to customer requirements and adapt to evolving industry standards more quickly than the Company can. The announcement of competitors’ new or enhanced products may cause customers to delay or alter their purchasing decisions in anticipation of such products, and new products developed by competitors may render the Company’s products obsolete or achieve greater market acceptance than the Company’s products.

Availability of components might be limited and prices might increase.

Components might not be available, or may be limited, and prices might increase. Increased demand for, or limited availability of, components could substantially increase the cost of the Company’s products, cause the loss of business and may seriously and adversely affect the Company and cause the Company to fail.

The Company may expend significant resources in relation to specific projects without realizing any revenues.

The Company may expend significant resources in relation to specific projects without realizing any revenues. The agreements or contracts that the Company may enter into may not result in commercial sales. The Company has expended and will continue to expend significant financial, management and other resources to develop customer relationships and revenues may never be produced.

The Company’s products are dependent on a small number of suppliers for critical components. Delays or discontinuance of the supply of components may hamper the Company’s ability to be able to deliver products on a timely basis and cause short-term adverse effects.

The components in the Company’s products are supplied by third party suppliers and manufacturers. Many of these suppliers are sole suppliers of the components. Any shortage of components or delayed shipments could delay the supply of products to customers, and that may result in cancellation of orders and losses to the Company. Suppliers could increase component prices significantly without warning, or could discontinue the manufacture or supply of components used in the products, and there may be no alternative sources for product components and may cause the Company to go out of business.

If the Company fails to hire, train and retain qualified personnel, the Company may be materially and adversely affected.

The Company’s success depends, in part, upon its ability to hire, train and retain qualified personnel; individuals who have expertise in our industry and are scarce. Competition for such personnel is intense, particularly in the United States, and therefore hiring, training and retaining such personnel is both time consuming and expensive. If the Company fails to hire, train and retain employees with skills and expertise in the industry, the Company may fail.

The Company’s ability to compete depends on the continuing right to use, and the ability to protect, the Company’s licenses and the company Licensor’s ability to protect its intellectual property rights.

The Company’s ability to market and sell its products is reliant on the technology license (“License”) it has entered with IVI Smart Technologies, Inc. (“IVI”). The Company’s success and ability to compete depends in large part on the use of the licensed intellectual property and proprietary rights from IVI and the protection of IVI’s licensed technology, including IVI’s patents [awarded and pending] and trade secrets, as well as IVI’s and the Company’s respective trademarks and copyrights, confidentiality agreements and other contractual relationships with IVI and the Company’s employees, customers, affiliates, distributors and others. IVI, as licensor to the Company, currently has patents pending in the United States, Europe, Asia, and in other countries. Patents may not be issued for any of these pending or future patent applications. The scope of any patents that may be issued, or any future patents that are issued to our licensor may not provide IVI and, as a result, the Company with adequate protection, or any protection at all, for our technology and products. Challenges to and legal actions related to these patents and registered trademarks and applications have been and will continue to be initiated, filed and legal action will be continual and ongoing. These cases may be lost, and any or all of the pending patents may be invalidated. Infringements may not be enforceable against alleged infringers, and there may be no protection to prevent or hinder the development of competing products or technologies. Moreover, patents provide legal protection only in the countries where they are registered and the extent of the protection granted by patents varies from country to country.

The measures taken to protect the IVI technology and related products may not be sufficient to prevent their misappropriation by third parties or independent development by others of similar technologies or products. Competitors may also develop competing technology by designing around the IVI patents, and will then be able to manufacture and sell products which compete directly with the products developed from the subject patents, or any of them. The business of the Company would be harmed materially should any of these events occur. Substantially all of the employees of the Company are subject to non-compete agreements, but there is no assurance that employees will not breach such agreements, necessitating costly and protracted litigation, and some states in the US and other countries will not enforce non-compete agreements.

The Company has and will continue to initiate litigation against third parties, or defend opposition proceedings and prosecute interference proceedings, and take all legal steps necessary to protect its business. Such legal proceedings are costly and occupy significant management time and resources. Furthermore, a successful opposition to IVI’s patents in any jurisdiction could provide a basis for our competitors to claim that the IVI patents in other jurisdictions covering this technology are invalid.

The Company’s products may infringe the intellectual property rights of others.

The IVI patents as filed, may infringe on the intellectual property rights owned by third parties. There may, for example, be patent applications pending at the moment, which if granted, may cover products that IVI developed and licensed to the Company. In certain other jurisdictions there is no publication of the subject matter of patents until the patents are issued. Third parties may from time to time claim that the products sold by the Company infringe their patent or other intellectual property rights. In addition, if third parties claim that the Company’s customers are violating their intellectual property rights, and the customers may seek indemnification from the Company, which could be costly, or may terminate their relationships with us. Any intellectual property claim could involve time-consuming and disruptive litigation and, if determined adversely to the Company, could prevent the Company from being able to sell the products, and subject the Company to substantial monetary damages or require the Company to seek licenses.

Intellectual property rights litigation is complex and costly, and the Company cannot be sure of the outcome of any such litigation. Even if the Company prevails, the cost of such litigation could harm results of operations. In addition, such litigation is time consuming and could divert the Company’s management’s attention and resources away from our business. If the Company does not prevail in any litigation, in addition to any damages the Company might have to pay, the Company might be required to discontinue the marketing and/or sale of certain products, and cease the sale of infringing products and solutions, expend significant resources to develop non-infringing technology or obtain licenses on unfavorable terms. Such licenses may not be available to the Company on acceptable terms or at all. In addition, some of such licenses would likely be non-exclusive and, therefore, the competitors may have access to the same technology licensed to the Company. If the Company fails to obtain a required license or otherwise avoid infringements, we may be unable to sell some products.

We are susceptible to volatile international markets and such volatility could harm the Company’s business.

The Company’s ability to penetrate any market, whether domestic or international, is dependent, in part, on political and economic factors that the Company has no control over. In addition, there are certain inherent risks in international operations which include:

•	Changes in regulatory requirements and standards;

•	Required licenses, tariffs and other trade barriers;

•	Difficulties in enforcing intellectual property rights across, or having to litigate disputes in, various jurisdictions;

•	Difficulties in staffing and managing international operations;

•	Potentially adverse tax consequences;

•	The burden of complying with a wide variety of complex laws and treaties in various Jurisdictions; and

•	General political instability.

If the Company is unable to manage the risks associated with international sales, the Company’s business may be harmed.

The Company may have to adapt products in order to integrate them into our customers’ systems or if new government regulations or industry standards are adopted, or current regulations or standards are changed.

Some of the Company’s licensed products are subject to mandatory government regulation in the countries in which they are used. For example, card readers that are used in the United States require certification of compliance with regulations of the Federal Communications Commission and in Europe of compliance with regulations of the European Telecommunications Standards Institute regarding emission limits of radio frequency devices. In addition, government certifications are required and the Company’s licensed products may not be certified, and government certifications for the systems into which the products are integrated are, or may be, required and these certifications may not be granted. The International Standards Organization is in the process of approving industry standards regulating the transfer of data between contactless smart cards and readers. If there is a change to government regulations or industry standards, the Company may have to make significant modifications to products and, as a result, could incur significant costs and may be unable to deploy the products in a timely manner.

In addition, prior to purchasing the Company’s licensed products, some customers may require us to receive certification that the products can be integrated successfully into their systems or comply with applicable regulations. Receipt of these certifications may not occur in a timely manner or not at all. In some cases, in order for our products, or for the system into which they are integrated, to be certified, significant product modifications may have to be made. Failure to become so certified could render the Company unable to deploy our products in a timely manner, or at all.

The Company’s licensed products may contain defects that are found only after deployment, which could harm the Company’s reputation, result in loss of customers and revenues and subject the Company to product liability claims.

Any defects in the Company’s products could result in:

•	Harm to our reputation;

•	Loss of, or delay in, revenues;

•	Loss of customers and market share;

•	Failure to attract new customers or achieve market acceptance for the Company’s products; and

•	Unexpected expenses to remedy errors.

In addition, the Company could be exposed to potential product liability claims. Currently the Company maintains no product liability insurance. The Company intends to seek product liability insurance prior to the distribution of our products. However, the Company cannot provide any assurances that this insurance can be obtained in an amount that will be sufficient to cover any successful product liability claim or at an acceptable cost. If the Company self insures or if there is any product liability claim in excess of our insurance coverage, any related payments would have to be made out of the Company’s cash reserves, and the Company has no cash reserves and may never have any cash reserves and this would harm the Company’s business. Furthermore, the assertion of product liability claims, regardless of the merits underlying the claim, could result in substantial costs to the Company, divert management’s attention away from operations and damage the Company’s reputation and business.

Nevada Law Permits the Limitation on Directors’ Liability.

Pursuant to the Company’s Certificate of Incorporation and under Nevada law, the directors of the Company are not liable to the Company or our stockholders for monetary damages for breach of fiduciary duty, except for liability in connection with a breach of the duty of loyalty, for acts or omissions which involve intentional misconduct or a knowing violation of law, for dividend payments or stock repurchases illegal under Nevada law, fraud or any transaction in which a director has derived an improper personal benefit.

Risks Related to Our Common Shares:

The Company is controlled by IVI:

During 2007, IVI continued to provide financing to the Company and to take steps, including the expenditure of funds, to enhance and protect the value of the intellectual property, which is licensed to the Company. As part of the Recapitalization Plan, in May 2007 the board of directors approved the issuance of 17,500,000 shares of the company’s 20,000,000 blank check preferred stock designated as Series A Preferred. Shares of the Series A Preferred are convertible into shares of common stock at a conversion ratio of 65.191890 shares of common stock for each share of Series A Preferred. Holders of Series A Preferred are entitled to vote their shares on an as converted basis with the outstanding common stock and as a result represented approximately 70% of the total number of shares outstanding at the time their issuance was approved. At December 31, 2007, the common share equivalent of the Series A Preferred was 61%. Accordingly, IVI has historically had and will continue to have the ability to control the outcome of all matters requiring stockholder approval, including, but not limited to, the election and removal of directors, and any merger, consolidation or sale of all, or substantially all, of our assets.

The Company’s share price has fluctuated in the past and may continue to fluctuate in the future.

The market price of the Company’s shares in the over-the-counter market has experienced significant volatility and may continue to fluctuate significantly. The market price of our shares may be significantly and adversely affected by factors such as the announcements of agreements, new products or product enhancements by our competitors and technological innovations by our competitors. In addition, there is no assurance that any securities analysts will initiate or maintain research coverage of the Company and its shares. Any statements or changes in estimates by analysts initiating or covering the Company’s shares or relating to the smart card industry could result in an immediate and adverse effect on the market price of our shares. Further, the Company cannot predict the effect, if any, that market sales of shares or the availability of shares for sale will have on the market price of the shares prevailing from time to time. Sales of a substantial number of shares or the perception that such sales could occur following the filing of this report, could have a material adverse effect on the market price of the Company shares.

Trading in shares of companies, such as the registrant, listed on the Pink Sheets in general and trading in shares of technology companies in particular have been subject to extreme price and volume fluctuations that have been unrelated or disproportionate to operating or other performance. Moreover, subsequent to the subject filing period, we have encountered a period in which the Securities and Exchange Commission ordered the halting of trading in our shares from October 17, 2008 to October 30, 2008, and there is no certainty that such an event may not occur again the future.

If the Company’s shares continue to be considered a Penny Stock, any investment in the Company’s shares will continue to be considered a high-risk investment and continue to be subject to restrictions on marketability.

Since the bid price of the Company’s shares continues to be below $5.00, our common shares are deemed to be a “penny stock” for the purposes of the Exchange Act. Brokers effecting transactions in a penny stock are subject to additional customer disclosure and record keeping obligations. The additional obligations include disclosure of the risks associated with low price stocks, stock quote information and broker compensation. In addition, brokers making transactions in penny stocks are subject to additional sales practice requirements under the Exchange Act. These additional requirements include making inquiries into the suitability of penny stock investments for each customer or obtaining the prior written agreement of the customer for the penny stock purchase. Because of these additional obligations, some brokers will not effect transactions in our securities.

The Company’s share price could be adversely affected by future sales of our shares.

As of December 31, 2005, the Company had 200,000,000 shares of common stock issued and outstanding. In July 2006, the Company filed a Certificate of Amendment to our Articles of Incorporation, authorized by the consent of a majority of the Company’s stockholders increasing the number of authorized shares of the Company’s common stock from 200 million to 490 million. On March 14, 2007, the board of directors and the holders of a majority of outstanding common stock, by written consent, approved an amendment to the Company’s Articles of Incorporation increasing the authorized number of shares of our capital stock to 730,000,000. In May 2007, the board of directors approved the issuance of 17,500,000 shares of Series A Preferred, which are convertible into 65.191890 shares of common stock for each share of Series A Preferred. The market price of the Company’s shares could drop as a result of sales of substantial amount of shares that can eventually enter the public market. This factor could also make it more difficult to raise additional funds through future private offerings of the Company’s shares or other securities.

The Company does not anticipate paying cash dividends in the foreseeable future.

The Company has paid no dividends on the Company’s common stock since inception and presently intends to continue to retain all earnings, if any, for use in the Company’s business. Investors who anticipate the need for either immediate or future income by way of cash dividends from their investment should refrain from investing in the Company’s securities.

The Company’s shareholders could experience dilution of their ownership interest if we issue additional shares in the future.

Under Nevada law, shareholders in public companies, such as the registrant, do not have preemptive rights. This means that the Company’s shareholders do not have the legal right to purchase shares in a new issue before they are offered to third parties. In addition, the Company’s board of directors may approve the issuance of shares in many instances without shareholder approval. As a result, the Company’s shareholders could experience dilution of their ownership interest if the company decides to raise additional funds by issuing more shares and these shares are purchased by third parties or issue shares to third parties for services or otherwise.

The Company’s Has Filed Without Consent from Prior Auditor

The Company has sought permission from its prior financial auditing firm and as of the date of filing has not received consent from such auditor for the release of their prior work including audited financial statements of the Company. The Company intends to pursue this matter until resolved. However, there is no certainty that the Company will be successful in receiving consent from the subject auditing firm as requested.

Available Information

The Company files Annual Reports on Form 10-K, but in the past has not filed its Form 10-K Annual Reports on a timely basis. In addition, the Company files Quarterly Reports on Form 10-Q, but in the past has not filed the 10-Q Forms on a timely basis. The Company files Reports on Form 8-K, amendments to these reports, and other information with the SEC. The public may read and copy any materials it has filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1800-SEC-0330. The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 2.	DESCRIPTION OF PROPERTY

The Company maintains an administrative office at 526 West 26th Street, Suite 710, New York, NY 10001 at a monthly sublet rental of $2,850 per month, which is sublet from the son of the Company’s CEO. Our office facilities in New York are adequate for the purposes for which they are intended and provide sufficient capacity to accommodate our short-term needs. The Company also leases approximately 2,750 square feet of executive office space housing the main marketing office in Seoul, South Korea from a non-affiliated landlord, at a monthly rental of $5,300 through October 2008. The lease has been renewed annually since 2004 and continues as of the date of filing.

We believe that our rental expense is equal or better than we could have negotiated at arm’s length with a non-affiliated landlord for similarly situated space.

ITEM 3.	LEGAL PROCEEDINGS

Except as set forth below, we are not a party to any pending legal proceedings or aware of any pending legal proceedings against us that, individually or in the aggregate, would have a material adverse affect on our business, results of operations or financial condition. However, we do encounter frequent claims, threats, demands and litigation from third parties not included herein which management does not believe materially affect our current business operations. Some of the proceedings indicated herein are events which have occurred subsequent to the date of this report but are considered material and as such have been included with this report.

SEC Investigation.

We have received an Order Directing Private Investigation and Designating Officers to Take Testimony from the Securities and Exchange Commission (the “Commission”), dated September 10, 2007. Our directors and officers and certain other employees and former employees and attorneys have also received subpoenas from the Commission. We cannot predict the outcome of the investigation. If the Commission brings an enforcement and/or administrative action against us, it could result in, among other items, a civil injunctive order or an administrative cease-and-desist order being entered against us, in addition to the imposition of significant civil, or potentially criminal, penalties. Moreover, the Commission investigation and/or a any subsequent action could affect adversely our ability to have our common stock listed on a stock exchange and/or quoted over the counter, our ability to sell our securities and/or have our securities registered with the Commission and/or in various states, any or all of which could jeopardize our financial viability. The Company has cooperated with the Commission and has produced documents in response to various subpoenas. As of the date of filing, the investigation continues and is likely to continue to result in additional significant legal costs and expenses as well as other resources, including management time and attention. This investigation and any subsequent action could provide a basis for additional lawsuits which may result in substantial legal costs and expenses to us, which, in turn, could adversely impact results of operations.

e-Smart Technologies, Inc., et al. v. ID Smart, et al. and related matters.

On or about September 11, 2006, the Company and IVI filed a civil action in the United States District Court for the Northern District of California against certain former consultants and a former Company executive for misappropriation of trade secrets and related claims. A similar action was filed on or about June 13, 2007, in Hawaii state court, with some additional claims and additional defendants. The Hawaii matter is currently inactive. The defendants have filed counter-claims which the Company believes are without merit. On or about January 5, 2009 Company was granted its motion for partial summary judgment on the Company’s claims in the Northern District of California action. Various delays have ensued primarily due to the Defendants’ need to obtain new counsel. A status conference with the court is set for June 22, 2009. Although the Company believes its claims are meritorious, as with any litigation, no assurances can be given as to the outcome.

ID Smart, et al. v. IVI Smart Technologies, Inc., et al.

On or about October 4, 2007, certain of the Defendants in the Northern District of California action filed a separate lawsuit in the United States District Court for the Southern District of California, challenging the validity of Patent #7,278,025 B2, issued to IVI and licensed to the Company for Asia, China and the United States. On September 2, 2008, the District Court dismissed the case without prejudice due to a lack of case or controversy. No appeal was taken.

Occupational Safety and Health Administration Claim.

On or about January 23, 2008 a claim was filed by Richard Barrett, a former employee, with the Occupational Safety and Health Administration (“OSHA”) in San Francisco, California against the Company. The Company believes that such a claim is without merit and intends to vigorously defend the subject claim.

Legal Malpractice Lawsuit Settlement.

On June 10, 2008, the Company and related parties filed a Complaint against Thelen Reid Brown Raysman & Steiner LLP, and certain attorneys associated with such law firm (collectively “Thelen”) in the Supreme Court of New York, New York County. In March 2009 the parties agreed to a confidential settlement of the case. The Parties, jointly and severally, acknowledged and agreed that the settlement terms, including but not limited to the amount of the settlement, the Settlement Agreements, and any and all negotiations and records related thereto, remain confidential.

Shareholders Derivative Action.

On or about October 27, 2008 a Shareholder Derivative suit was filed by Douglas Borwick in the United States District Court for the Southern District of New York. On March 16, 2009, the Judge Ordered the case dismissed without prejudice.

Involuntary Bankruptcy Petitions.

On October 30, 2008, certain individuals claiming to be creditors of the Company filed a petition for Involuntary Bankruptcy in the U.S. Bankruptcy Court, Southern District of New York (“Bankruptcy Court”) requesting relief from the Bankruptcy Court under Chapter 7 of the U.S. Bankruptcy Code as against the Company, IVI Smart Technologies, Inc. and Intermarket Ventures, Inc. (collectively the “Petitions”).

On April 29, 2009, a hearing was held before the Honorable Robert D. Drain in the Bankruptcy Court, and the Court ordered that the Petitions, and each of them, be withdrawn with prejudice.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 14, 2007, a majority of the holders of Company’s common stock shares approved an amendment to the company’s certificate of incorporation (the “Amendment”) to increase the number of shares of capital stock that the Registrant is authorized to issue from 490,000,000 to 730,000,000.

As of March 14, 2007, there were 498,590,441 shares of our common stock outstanding and approval and ratification by the Board of Directors and shareholders of the Company for the issuance of 17,500,000 shares of Series A Preferred shares to IVI, said issuance was completed on or about May 2, 2008. Holders of our common stock are entitled to one vote per share.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES:

Market Information:

Since 1997, the Company’s common stock, the Company’s only class of trading equity securities, has been traded in the over-the-counter market on the Pink Sheets under the symbol “ESMT.PK”. The Company also maintains non-trading Series A Preferred shares all of which has been issued to one (1) holder which is an affiliate of the Company. The following table sets forth the range of high and low bid price information for the common stock for each fiscal quarter for the past two fiscal years as reported by the Pink Sheets LLC. High and low bid quotations represent prices between dealers without adjustment for retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

	HIGH BID	LOW BID
Year Ended December 31, 2007:
Fourth Quarter	.05	.01
Third Quarter	.09	.03
Second Quarter	.20	.02
First Quarter	.07	.03

Year Ended December 31, 2006:
Fourth Quarter	.09	.04
Third Quarter	.23	.05
Second Quarter	.31	.05
First Quarter	.11	.04

Since the Company’s shares began trading in the over-the-counter market in the Pink Sheets, the prices for our shares have fluctuated widely. There may be many factors that explain these variations, none of which the Company can be certain of, but the Company has been advised that such factors may include (a) the demand for our common stock, (b) the number of shares of our common stock available for sale, (c) developments in the smart card industry, and (d) changes in the performance of the stock market in general, among others.

Some companies that have experienced volatility in the market price of their stock have been the targets of securities class action litigation. An SEC investigation of the Company has been initiated and is proceeding and, as a result, we may become the target of securities class action litigation, it could result in substantial costs and a diversion of management’s attention and resources and have an adverse effect on our ability to implement our business plan. In addition, holders of shares of our common stock could suffer substantial losses as a result of fluctuations and declines in the market price of our common stock.

The trading of shares of the Company’s common stock is subject to limitations set forth in Rule 15g-1 through 15g-9 of the Exchange Act. This rule imposes sales practice requirements on broker-dealers who sell so-called “penny stocks” to persons other than established customers, accredited investors or institutional investors. For any transaction involving a penny stock, unless exempt, the rules require that a broker or dealer: (a) approve a person’s account for transactions in penny stocks; and (b) receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must: (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that the person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule relating to the penny stock market, which, in highlight form, sets forth the basis on which the broker or dealer made the suitability determination; and explains that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Holders:

As of December 31, 2007, the approximate number of holders of record of shares of our common stock, $.001 par value per share, reported by our Transfer Agent, Holladay Stock Transfer, Inc., 3939 N. 67th Place, Scottsdale, AZ 85251 is as follows:

Title of Class	Number of Record Holders
Common Stock, $.001 par value	396

We believe there are numerous shareholders whose securities are held in street name with various brokerage houses. The exact number of shareholders is unknown to us.

In addition, we had one (1) Series A Preferred shareholder as of December 31, 2007 that has been issued 17,500,000 shares of Series A Preferred shares.

Dividends:

We have never paid a cash dividend; and cash dividends are not expected to be paid in the near future.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION:

During 2007, the Company focused on marketing in Asia. We depend on IVI Smart Technologies in terms of licensing and financial support. We expect this dependence to continue until delivery of the Company’s licensed products starts to generate sufficient income to cover the operating costs. As of the date of this Report, we expect this dependence to continue at least through the end of 2009. There can be no assurance that we will continue to be able to rely upon these sources of funds. Our planned 2008 budget for marketing and overhead is approximately $5,000,000 but could change depending on a number of factors including cost of labor, and professional expenses including litigation costs and other matters.

Off-Balance Sheet Arrangements:

During the fiscal year ended December 31, 2007, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Forward Looking Statements:

This discussion includes “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be considered “forward looking statements”. Such statements are included, among other places in this Form 10-K, in the sections entitled “Management’s Discussion and Analysis,” and “Description of Business”. Forward-looking statements are based on expectations, estimates and projections at the time the statements are made that involve a number of risks and uncertainties which could cause actual results or events to differ materially from those presently anticipated. Although the Registrant believes that the expectations reflected in such forward-looking statements are reasonable, the Registrant can give no assurance that such expectations will prove to have been correct.

ITEM 7.	FINANCIAL STATEMENTS

Page
Report of Independent Registered Accounting Firm	19

Consolidated Financial Statements

Balance Sheets as of December 31, 2007	20

Statements of Operations for the Years Ended December 31, 2007 and for the Period January 1, 2007 (inception of development period) through December 31, 2007	21

Statements of Shareholders’ Equity for the Period from January 1, 2007 (inception of development period) through December 31, 2007	22

Statements of Cash Flows for the Years Ended December 31, 2006 and for the Period January 1, 2007 (inception of development period) through December 31, 2007	23

Notes to Consolidated Financial Statements	24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of e-Smart Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of e-Smart Technologies, Inc. and Subsidiaries as of December 31, 2007, and the related consolidated statements of operations, shareholders’ equity (deficiency), and cash flows for the year then ended. E-Smart Technologies, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of e-Smart Technologies, Inc. and Subsidiaries as of December 31, 2007, and the results of its operations and its cash flows the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rotenberg & Co., LLP

Rochester, New York
May 26, 2009

e-Smart Technologies, Inc. and Subsidiaries

(a Development Stage Company)

Consolidated Balance Sheets

	December 31,
	2007	2006
Assets
Current Assets
Cash	$311,345	$49,845
Prepaid expenses and other current assets	502,202	7,558

Total Current Assets	813,547	57,403

Equipment, net	88,358	41,446
License of Smart Card Technology, net of amortization	14,219,550	92,860
Due from a related party	910,486	—
Lease deposit	146,553	79,713

Total Assets	16,178,494	271,422

Liabilities and Shareholders’ Equity (Deficiency)
Current Liabilities
Current portion of notes payable	59,927	509,927
Accounts payable	308,320	476,681
Accrued expenses	160,979	810,223
Accrued officer’s compensation	758,687	532,736
Accrued interest and taxes	180,274	76,660

Total Current Liabilities	1,468,187	2,406,227

Notes payable – long-term	—	1,946,394

Total Liabilities	1,468,187	4,352,621

Shareholder’s Equity (Deficiency)
Preferred Stock, $0.001 par value, 20 million shares authorized, 17,500,000 (Series A) and -0- shares issued and outstanding in 2007 and 2006, respectively	17,500	—
Common Stock, $0.001 par value, 730 million shares authorized, 725,343,509 and 242,540,441 shares issued and outstanding in 2007 and 2006, respectively	725,343	242,540
Additional paid-in capital	101,321,888	70,954,225
Treasury stock	(30,000)	—

Deficit accumulated during the development stage	(87,324,424)	(75,277,964)

Total Shareholders’ Equity (Deficiency)	14,710,307	(4,081,199)

Total Liabilities and Shareholders’ Equity (Deficiency)	$16,178,494	$271,422

e-Smart Technologies, Inc. and Subsidiaries

(a Development Stage Company)

Consolidated Statements of Operations

	Year Ended December 31,		1-Jan-01 (inception of development period) to December 31,
	2007	2006	2007
Revenue	$39,717	$—	$39,717

Operating Expenses
Research and development	—	583,575	15,150,309
Selling, general and administrative	12,021,174	7,007,715	71,789,012
Interest expense	64,323	176,264	415,340

Total Operating Expenses	12,085,497	7,767,554	87,354,661

Loss before provision for income taxes	(12,045,780)	(7,767,554)	(87,314,944)

Provision for Income Taxes	680	2,500	9,480

Net Loss	$(12,046,460)	$(7,770,054)	$(87,305,464)

Basic and Diluted
Loss Per Share	(0.02)	$(0.04)	$(0.40)

Weighted Average Number of Common Shares Outstanding	573,127,252	217,380,939	220,607,783

e-Smart Technologies, Inc. and Subsidiaries

(a Development Stage Company)

Consolidated Statements of Shareholders’ Equity (Deficiency)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount	Shares	Amount
Balance, January 1, 2001 (Inception of Development Period)	—	—	501,000	$501	$3,075	$(2,944)		$632
Issuance of shares for services	—	—	16,016,200	16,016	119,640	—		135,656
Issuance of shares for licensed technology	—	—	128,600,000	128,600	—	—		128,600
Net (loss)	—	—	—	—	—	(142,636)		(142,636)

December 31, 2001	—	—	145,117,200	145,117	122,715	(145,580)		122,252
Issuance of shares for cash	—	—	7,903,967	7,904	1,031,221	—		1,039,125
Issuance of shares for services	—	—	750,826	751	84,843	—		85,594
Issuance of stock options for services	—	—	—	—	21,476,000	—		21,476,000
Net income (loss)	—	—	—	—	—	(22,961,160)		(22,961,160)

Balance, December 31, 2002			153,771,993	153,772	22,714,779	(23,106,740)		(238,189)
Issuance of shares for cash			16,497,519	16,498	2,531,854	—		2,548,352
Issuance of shares for services			437,500	437	80,813	—		81,250
Issuance of stock options for services			—	—	34,170,000	—		34,170,000
Net income (loss)			—	—	—	(36,771,607)		(36,771,607)

Balance, December 31, 2003			170,707,012	170,707	59,497,446	(59,878,347)		(210,194)
Issuance of shares for cash			2,828,932	2,829	1,556,355	—		1,559,184
Net income (loss)			—	—	—	(2,764,255)		(2,764,255)

Balance, December 31, 2004			173,535,944	173,536	61,053,801	(62,642,602)		(1,415,265)
Issuance of shares for cash			26,464,056	26,464	2,723,696	—		2,750,160
Net income (loss)			—	—	—	(4,865,308)		(4,865,308)

Balance, December 31, 2005			200,000,000	200,000	63,777,497	(67,507,910)		(3,530,413)
Issuance of shares in cancellation of related party indebtedness			20,990,441	20,990	4,150,278	—		4,171,268
Issuance of shares for services			21,550,000	21,550	3,026,450	—		3,048,000
Net income (loss)			—	—	—	(7,770,054)		(7,770,054)

Balance, December 31, 2006			242,540,441	242,540	$70,954,225	(75,277,964)		(4,081,199)
Issuance of shares for cash			54,500,000	54,500	2,220,465	—	—	2,274,965
Issuance of shares for services			156,740,000	156,740	9,968,860	—	—	10,125,600
Shares issued pursuant to Plan of Recapitalization	17,500,000	17,500	—	—	4,293,210	—	—	4,310,710
Shares pledged for charity			30,000,000	30,000	—	—	(30,000)	—
Issuance of shares for license fee			241,563,068	241,563	13,885,128	—	—	14,126,691
Net income (loss)			—	—	—	(12,046,460)	—	(12,046,460)

Balance, December 31, 2007	17,500,000	$17,500	725,343,509	$725,343	$101,321,888	$(87,324,424)	$(30,000)	$14,710,306

e-Smart Technologies, Inc. and Subsidiaries

(a Development Stage Company)

Consolidated Statements of Cash Flows

	Year Ended December 31,		1-Jan-01 (inception of development period) to December 31, 2007
	2007	2006
Cash Flows From Operating Activities
Net Loss	$(12,046,460)	$(7,770,054)	$(87,324,424)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of stock options for services	—	—	55,646,000
Issuance of common stock for services	9,197,000	3,048,000	12,547,500
Depreciation expense	21,003	17,654	62,699
Amortization expense	—	6,430	35,740
Bad debt expense	—	—	312,505
Changes in Assets and Liabilities:
(Increase) decrease in prepaid expenses	(11,144)	(4,866)	(18,702)
(Increase) decrease in deposits	(66,840)	(6,229)	(146,553)
Increase (decrease) in accounts payable	(168,361)	646,707	1,118,543
Increase (decrease) in accrued expenses	(649,244)	351,193	243,941
Increase (decrease) in accrued officer’s compensation	225,951	40,125	214,402
Increase (decrease) in accrued expenses	103,614		103,614

Net Cash Used in Operating Activities	(3,394,481)	(3,671,040)	(17,204,736)

Cash Flows From Investing Activities
Acquisition of intangible assets	—	—	(128,600)
Acquisition of equipment	(67,915)	(14,399)	(151,057)
Advances to Biosensor, LLC	—	—	(312,505)

Net Cash Used in Investing Activities	(67,915)	(14,399)	(592,162)

Cash Flows From Financing Activities
Proceeds from borrowings - other			117,500
Repayments of borrowings - other			(70,000)
Proceeds from common stock issuances	2,274,965	—	9,648,556
Proceeds from borrowings - related party	1,448,931	3,570,700	8,599,759
Proceeds from related party advances			12,427
Repayment of borrowings - related party			(200,000)

Net Cash Provided by Financing Activities	3,723,896	3,570,700	18,108,242

Net Increase (decrease) in Cash	261,500	(114,739)	311,345
Cash at Beginning of Year	49,845	164,584	—

Cash at End of Year	$311,345	$49,845	$311,345

Supplemental Cash Flow Information:
Cash paid during the period for -
Interest	$—	$—	$68,735
Income taxes	—	—	3,900
Non-cash Operating Activities -
Issuance of common stock for services	$9,197,000	$3,048,000	$12,547,500
Issuance of common stock for prepaid services	483,500		483,500
Issuance of common stock for services received by related party	445,100		445,100
Non-cash Financing Activities -
Shares issued in relation to related party for license fee	14,126,691	4,171,268	18,297,959
Issuance of stock options for services	—	—	55,646,000
Cancellation of related party indebtedness pursuant to Plan of Recapitalization	4,310,710		4,310,710

e-Smart Technologies, Inc. and Subsidiaries

(a Development Stage Company)

Notes to Consolidated

Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Organization

e-Smart Technologies, Inc. (the Company) is a Nevada corporation organized in July 1997 under the name of Boppers Holdings, Inc. (“Boppers”). On October 20, 2000, Boppers, Boppers Acquisition Corp., a newly-formed Nevada Corporation and wholly owned subsidiary of Boppers (“BAC”), and e-Smart Systems, Inc., a Nevada corporation (“e-Smart Systems”) and wholly owned subsidiary of Intermarket Ventures, Inc., a Utah corporation (“Intermarket”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement, Bopper’s management resigned and the Registrant’s management took control. The Company’s name was changed from Boppers Holdings, Inc. to e-Smart Technologies, Inc. effective December 22, 2000.

The Company was inactive until the inception of its development stage on January 1, 2001. The Company and its subsidiaries are engaged in the business of marketing biometric smart cards, sensors and related technologies in Asia and the US.

Principles of Consolidation

The consolidated financial statements include the accounts of e-Smart Technologies, Inc. and its wholly owned subsidiaries, e-Smart Systems, an inactive Nevada corporation, and e-Smart Korea, Inc., a South Korean company, that commenced operations on January 1, 2004. All significant inter-company balances and transactions have been eliminated in consolidation.

Basis of Financial Statement Presentation

The financial statements of the Company have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred substantial losses from operations of $(12,046,460) and $(7,770,054) for the years ended December 31, 2007 and 2006, respectively, and $(87,305,464) for the period January 1, 2001 (inception of development period) through December 31, 2007. Furthermore, the Company has negative working capital amounting to $654,640 and $2,348,824 at December 31, 2007 and 2006, respectively. The Company expects that losses from operations will continue through 2007 and anticipates that it will require additional financing which may not be readily available. The Company is dependent upon its majority shareholder, and parent, IVI Smart Technologies, Inc., and Intermarket Ventures, Inc., both related parties, and efforts of its management to raise proceeds from continued debt or equity placement to sustain its marketing efforts and ultimate commercialization of its interest in the license of the Super Smart Card TM technology. The Company’s ability to continue to receive new investment proceeds is uncertain. The financial statements do not include any adjustments that might be necessary in the event that the Company cannot continue in existence.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Development Stage Presentation

The Company has operated as a development stage enterprise since its inception by devoting substantially all of its efforts to financial planning, raising capital, research and development, and developing markets for its services. Except for the activities of its subsidiary, e-Smart Korea, Inc., the Company has not produced or marketed any products, and has not generated any significant revenues to date from the commercialization of any biometric smart cards and sensors. The Company prepares its financial statements in accordance with the requirements of Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises.”

Net Loss Per Share

Loss per share, in accordance with the provisions of Financial Accounting Standards Board No. 128, “Earnings per Share”, is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The inclusion of common stock equivalents in computing per share results during the periods presented would have had an anti-dilutive effect.

Cash and Cash Equivalents

Cash and cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less.

Concentration of Credit Risk

The Company’s cash and cash equivalents are on deposit with banks. Only a portion of the cash and cash equivalents would be covered by deposit insurance and the uninsured balances are substantially greater than the insured amounts. Although cash and cash equivalent balances exceed insured deposit amounts, management does not anticipate non-performance by the banks.

Intangible Assets - License Costs

Beginning balance at January 1, 2007	$92,860

Additions in 2007	14,126,690

Ending balance at December 31, 2007	$14,219,550

The Company amortizes the cost of other intangibles over their estimated useful lives, unless such lives are deemed indefinite. These licenses have not yet been put into service; therefore they are not being amortized. Amortizable intangible assets are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values. Intangible assets with indefinite lives are tested annually for impairment, as of the first day of the Company’s fourth quarter and between annual periods, if impairment indicators exist, and are written down to fair value as required.

Research and Development Costs

As part of the company’s license and distribution agreement, the Company has the right to incur research and development costs to further enhance the Intellectual Property owned by IVI. Such enhancements would be the property of IVI. During the years from January 2001 through December 2006, the Company actively engaged in substantial research and development to further enhance the technology. The Company incurred additional research and development expenses totaling $15,150,309, in anticipation of accelerating the process of bringing a finished product to market for distribution in the licensed territories.

Beginning in January, 2007, the company concluded its research and development activities related to the licensed technology. No costs were incurred by the Company during 2007. The Company may, however, in the future incur additional research and development costs to enhance the licensed technology. IVI, the owner of the licensed technology may continue to further the advancement of the technology at its own expense.

Shares Issued for Services

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued.

The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of EITF 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees.” The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. Stock-based compensation related to non-employees is accounted for based on the fair value of the related stock or options or the fair value of the services, which ever is more readily determinable in accordance with SFAS 123(R).

The Company recognized compensation costs of $9,197,000, $3,048,000, and $12,547,500 in exchange for shares issued for services rendered by employees and non-employees in 2007, 2006, and for the period January 1, 2001 (inception of development period) through December 31, 2007, respectively.

The Company did not recognize compensation costs in exchange for stock options for services rendered by employees and non-employees in 2007 or 2006. The Company recognized compensation costs of $55,646,000 for the period January 1, 2001 (inception of development period) through December 31, 2007, in exchange for stock options issued for services rendered by employees and non-employees.

The Company did not have any outstanding awards of equity or liability awards as of December 31, 2007.

Equipment and Depreciation

The cost of equipment is depreciated for financial reporting purposes on a straight-line basis over the estimated useful lives of the assets: 3-8 years for equipment. Repairs and maintenance expenditures which do not extend the useful lives of the related assets are expensed as incurred.

Impairment of Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset including its ultimate disposition. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. During the years ending December 31, 2008, and 2007, no impairment was considered necessary.

Income Taxes

In accordance with the provisions of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), deferred taxes are recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company incurred net operating losses for financial-reporting and tax-reporting purposes. Accordingly, the benefit from income taxes has been offset by a valuation allowance against the related deferred tax asset. State franchise fees, Korean Inhabitants tax, and Korean corporate income taxes are included in provision for income taxes on the Statements of Operations when applicable.

Foreign Currency Translation

The functional currency for the foreign operations of e-Smart Korea, Inc. is the Korean won. The translation of Korean won into U.S. dollars is performed for the 2007 and 2006 balance sheet accounts using exchange rates in effect at the respective balance sheet date, and for revenue and expense accounts for the periods presented using the weighted average exchange rate for the respective period.

Fair Value of Financial Instruments

FASB No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of fair value information about certain financial instruments, including, but not limited to, cash and cash equivalents, accounts receivable, refundable tax credits, prepaid expenses, accounts payable, accrued expenses, notes payable to related parties and convertible debt-related securities. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of years ended December 31, 2007, and 2006. The carrying value of the balance sheet financial instruments included in the Company’s consolidated financial statements approximated their fair values.

Reclassification

Certain prior year amounts disclosed in the financial statements and notes thereto may have been reclassified to conform to current year presentation.

2. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid accounting fees	$483,500

Other	18,702

Total	$502,202

The prepaid accounting fees have been expensed in 2008.

3. LEASE DEPOSITS

Deposits represent monies delivered as security under the leasing agreements for the office premises and automobile in South Korea and the United States.

4. EQUIPMENT AND DEPRECIATION

Equipment at cost, less accumulated depreciation consists of the following:

	2007	2006
Equipment	$130,236	$83,142
Less accumulated depreciation	(41,878)	(41,696)

Total	$88,358	$41,446

Depreciation expense charged to operations was $21,003, $17,654, and $62,699 in 2007, 2006, and for the period January 1, 2001 (inception of development period) through December 31, 2007, respectively.

5. NOTES PAYABLE

Notes payable consist of the following:

	2007	2006
5% demand note due Intermarket Ventures, Inc., a related party	$—	$450,000

6% term note due Intermarket Ventures, Inc, a related party	—	1,946,394

Non-interest bearing demand note due Associated Business Group, Inc.	12,427	12,427

Demand notes – other	47,500	47,500

Total		2,456,321
Less current portion	(59,927)	(509,927

Long-term portion	$—	$1,946,394

6. INCOME TAXES

The income tax provision is comprised of the following:

	Year Ended December 31,		January 1, 2001 (inception of development period) to December 31, 2007
	2007	2006
Federal current provision	$—	$—	$—
State and foreign current provision	680	2,500	9,480

Total income taxes	$680	$2,500	$9,480

The Company’s total deferred tax asset and valuation allowance are as follows:

	2007	2006
Total deferred tax asset	$8,500,000	$5,100,000
Less valuation allowance	(8,500,000)	(5,100,000)

Net deferred tax assets	$—	$—

The differences between income tax benefits in the financial statements and the tax benefit computed at the U.S. Federal statutory rate of 34% at December 31, 2007 and 2006 are as follows:

	2007	2006
Tax benefit	34%	34%
Valuation allowance	(34)	(34)

Effective tax rate	—%	—%

At December 31, 2007, the Company had available approximately $31,500,000 of net operating losses to carry forward which may be used to reduce future federal taxable income through December 31, 2026.

In July 2006, the FASB released Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109” (“FIN48”). Effective for fiscal years beginning after December 15, 2006, FIN48 provides guidance on the financial statement recognition and measurement for income tax positions that we have taken or expect to take in our income tax returns. It also provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN48 on January 1, 2007. The adoption did not have a material impact on the Company’s consolidated results of operations and financial position, and therefore, the Company did not have any adjustment to the January 1, 2007 beginning balance of retained earnings. In addition, the Company did not have any material unrecognized tax benefits at December 31, 2007 or 2006.

The Company recognizes interest and penalties related to unrecognized tax benefits in general and administrative expense. During the years ended December 31, 2007 and 2006 the Company recognized no material interest and penalties.

The Company files income tax returns in the U.S. federal jurisdiction and applicable states. The tax years 2005 through 2007 remain open to examination by major taxing jurisdictions to which the Company is subject.

7. CAPITAL STOCK

As an integral part of the Recapitalization Plan approved by shareholders in October 2005, the Company was required to issue shares of common stock to IVI and certain of its affiliates. In July 2006, upon execution of a Written Consent of the board of directors and shareholders holding a majority of the outstanding shares, and after circulating a Form 14C approved an amendment to the Articles of Incorporation which increased the number of authorized shares of the capital stock from 200,000,000 to 490,000,000. As the components of the Recapitalization Plan were implemented over time, it became apparent to the board of directors that a further increase in the number of authorized shares of capital stock was required. Accordingly, in March 2007, upon execution of a Written Consent of the board of directors and the holders of a majority of outstanding common stock and circulation of a Form 14C, approved an amendment to our Articles of Incorporation increasing the authorized number of shares of our capital stock to 730,000,000.

In 2007, the Company completed the Plan of Recapitalization approved by shareholders in 2005 but delayed while exploring financing alternatives for almost two years. Pursuant to the Recapitalization, the Company designated 17,500,000 shares of its existing 20,000,000 authorized blank check preferred stock as “Series A” and the Board of Directors approved them to be issued to IVI in May 2007. The Series A Preferred are convertible into shares of common stock at a conversion ratio of 65.191890 shares of common stock for each share of Series A Preferred. Holders of Series A Preferred are entitled to vote their shares on an “as converted” basis with the outstanding common stock and as a result represent 61% of the total number of shares outstanding at the time of their issuance. The Series A Preferred conversion ratio is subject to adjustment for as a result of stock splits or combinations involving the common stock, reclassifications, exchanges, substitutions or reorganizations. Shares of Series A Preferred are entitled to receive any dividend or other distribution made on the common stock on an “as converted” basis. In the event of a voluntary or involuntary liquidation, dissolution or winding up of the company, the holders of the Series A Preferred will be entitled to priority rights to receive their pro-rata share of the assets of the company legally available for distribution determined on an “as converted” basis based the conversion ratio in effect at the time of such liquidation. (See Note 8)

During 2007, the Company issued 482,803,068 shares of its common stock to various individuals and related affiliates. At December 31, 2007, of the Company’s 730,000,000 total authorized shares of capital stock, $.001 par value, there were 725,343,509 of 730,000,000 authorized common shares, and 17,500,000 (designated as Series A) of 20,000,000 authorized preferred shares issued and outstanding.

As previously reported at December 31, 2006, all previously existing options to purchase shares had either expired by its term or were converted by mutual agreement in accordance with the Plan of Reorganization and Recapitalization. Additionally, all pre-existing warrants to purchase shares expired without being exercised. Except as set forth below, herein, no new options or warrants were granted in 2007 and 2006. A summary of the stock option activity for years ended December 31, 2007 and 2006 is set forth below:

	Number of Options	Weighted Average Exercise Price
Options in thousands
Options outstanding at January 1, 2006	93,050,000	$0.61
Granted	—	—
Exercised	—	—
Expired (by term or mutual agreement)	(93,050,000)	(0.61)

Options outstanding and exercisable at December 31, 2006	—	—
Granted	—	—
Exercised	—	—
Expired (by term or mutual agreement)

Options outstanding and exercisable at December 31, 2007	—	$—

8. RELATED PARTY TRANSACTIONS

The Company has been granted the Exclusive Use and Distribution and license to nine technologies (the “Licenses”) from IVI. The Licenses were originally granted pursuant to an “Exclusive Use and Distribution Agreement” and an amended License Agreement, which extended the life of the licenses, each of which grants the Company exclusivity to the use and distribution of the technology covered in a particular territory. The three territories covered are the People’s Republic of China, the remainder of Asia, and the United States of America. The licenses granted to the Company by IVI, which have a term of twenty years, provided that the original “Exclusive Use and Distribution Agreement” commenced January 1, 2001, which was amended to the License Agreement (attached as Exhibit) in December 2007 which license commenced December 8, 2007. IVI, together with its majority shareholder, Intermarket Ventures, Inc. (“Intermarket”), own approximately 61% of the Company’s common and common equivalent shares entitled to vote at December 31, 2007.

During 2007, in connection to the Exclusive Use and Distribution Agreement, dated September 6, 2001 between IVI and the company, which was amended on December 8, 2007 extending the life of the license by seven years, IVI granted the Company 6 technology licenses, In July 2007, the board of directors unanimously approved the issuance of 128,460,511 common shares to IVI (which were issued to Intermarket Ventures as payment for loans to IVI), in relation to these technology licenses. The shares were recorded at the closing price of the stock on the date of issuance, totaling $7,386,533.

From February 2005 through December 2007, the Company collateralized loans to Intermarket and IVI with a commitment to issue shares in the event the loans are not repaid timely. The proceeds of such loans were utilized by the Company and IVI for working capital. In 2007, the Company issued 113,102,557 shares to numerous creditors of Intermarket and IVI due to the failure of repayment of the loans by Intermarket and IVI. The Company, Intermarket, and IVI agreed that the issuance of stock is to be considered as payment of license fees owed by the Company to IVI, in the amount of $6,740,157, in relation to the technology licenses received in 2007 from IVI.

Pursuant to the Plan of Recapitalization, IVI received 17,500,000 shares of the Series A Preferred in exchange for their forgiveness of amounts owed by the Company, the surrender of their common stock interest, and the continued licensing of further technology on the same payment valuation basis. (See Note 7)

During 2006, the Company issued 20,990,441 of its common stock to IVI and affiliates in cancellation of an aggregate of $4,171,268 of indebtedness due them, and IVI’s commitment to continue to provide working capital to the Company to operate its business and implement its projects, to the extent possible.

At December 31, 2007, IVI owed the Company $910,486, and at December 31, 2006 the Company was indebted to Intermarket in the amount of $2,396,394 plus accrued interest. These obligations are unsecured and bear interest at 4.64% and 6% for the years ended December 31, 2007 and 2006, respectively.

Mary Grace, the Company’s President and CEO, accrues and defers her annual salary of $250,000. Ms. Grace is also entitled to a salary of $250,000 as President and CEO of IVI Smart Technologies, Inc. and $250,000 as President and CEO of Intermarket Ventures, Inc., all of which have been deferred and accrued as a loan to the companies entitled to priority rights. The aggregate amount of such deferred compensation due to Ms. Grace from the Company has accumulated to $758,687. During the period of accrual and deferment of salary by Ms. Grace, the Companies have agreed to pay all of Ms. Graces expenses, including lodging, food, travel, entertainment, public relations marketing, and any and all other expenses, at any time and place where Ms. Grace is conducting company business. Expenses deemed to be strictly personal and unrelated to business by the companies’ management are deducted from the total deferred compensation owed Ms Grace by the respective companies.

The Company maintains an office at 526 West 26th Street, Suite 710, New York, NY 10001 which it rents from Ms. Grace’s son for $2,850 per month on a month-to-month basis. Based upon the office’s size and location, the rental approximates market value.

The Company has sublicensed the rights to market the technology to state and federal agencies to Homeland Defense, Inc. (“HDI”), an entity the Company owns forty-five percent (45%) of its interest. The remaining fifty-five percent (55%) interest in HDI is owned by the Company’s President and CEO. Under the sublicense agreement the Company is entitled ninety percent (90%) of HDI’s profits. During the 12 months ended December 31, 2007, neither the Company nor any affiliate made investments in HDI.

9. DEPENDENCE UPON CONTROL PERSONS

During 2007, IVI continued to provide financing to the Company and to take steps, including the expenditure of funds, to enhance and protect the value of the intellectual property which is licensed to the Company. As part of the Recapitalization Plan, in May 2007 the board of directors approved the issuance of 17,500,000 shares of the company’s 20,000,000 blank check preferred stock designated as Series A Preferred. Shares of the Series A Preferred are convertible into shares of common stock at a conversion ratio of 65.191890 shares of common stock for each share of Series A Preferred. Holders of Series A Preferred are entitled to vote their shares on an “as converted” basis with the outstanding common stock and as a result represented approximately 70% of the total number of shares outstanding at the time their issuance was approved. At December 31, 2007, the common share equivalent of the Series A Preferred was 61%. Accordingly, IVI has historically had and will continue to have the ability to control the outcome of all matters requiring stockholder approval, including, but not limited to, the election and removal of directors, and any merger, consolidation or sale of all, or substantially all, of our assets.

The Company’s President and CEO Mary Grace and its Executive VP and CTO Tamio Saito, through their direct ownership interests in the Company, IVI and its shareholder, and through their positions as executive officers of the Company, IVI and Intermarket, have the ability to control the voting of securities of the Company. Ms. Grace and Mr. Saito have the ability to materially influence the direction of the Company, its efforts in raising the additional capital critical to its success, and the strategies employed in commercialization of the licensed technology.

10. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, The FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

In September 2006, the FASB issued FASB No. 157, “Fair Value Measurements” which establishes a framework for measuring fair value, and expands disclosures about fair value measurements. While FASB No. 157 does not apply to transactions involving share-based payment covered by FASB No. 123, it establishes a theoretical framework for analyzing fair value measurements that is absent from FASB No. 123. We have relied on the theoretical framework established by FASB No. 157 in connection with certain valuation measurements that were made in the preparation of these financial statements. FASB No. 157 is effective for years beginning after November 15, 2007. Subsequent to the Standard’s issuance, the FASB issued an exposure draft that provides a one year deferral for implementation of the Standard for non-financial assets and liabilities. The Company is currently evaluating the impact FASB No. 157 will have on its financial statements.

In February 2007, Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115,” (FASB 159), was issued. This standard allows a company to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities on a contract-by-contract basis, with changes in fair value recognized in earnings. The provisions of this standard are effective as of the beginning of our fiscal year 2008, with early adoption permitted. The Company is currently evaluating what effect the adoption of FASB 159 will have on its financial statements.

In March 2007, the Financial Accounting Standards Board ratified Emerging Issues Task Force (“EITF”) Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements”. EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact of EITF 06-10 on its financial statements, but does not expect it to have a material effect.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations and SFAS No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51. These new standards will significantly change the accounting for and reporting of business combinations and non-controlling (minority) interests in consolidated financial statements. Statement Nos. 141(R) and 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating the impact of adopting SFAS Nos. 141(R) and SFAS 160 on its financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 permits companies to continue to use the simplified method, under certain circumstances, in estimating the expected term of “plain vanilla” options beyond December 31, 2007. SAB 110 updates guidance provided in SAB 107 that previously stated that the Staff would not expect a company to use the simplified method for share option grants after December 31, 2007. The Company does not have any outstanding stock options.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”. SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS 161 on its financial statements but does not expect it to have a material effect.

In May 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is currently evaluating the impact of SFAS 162 on its consolidated financial statements but does not expect it to have a material effect.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60” (“SFAS 163”). SFAS 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS 163 on its financial statements but does not expect it to have a material effect.

11. CONTINGENCIES

Except as set forth below and herein, we are not a party to any pending legal proceedings or aware of any pending legal proceedings against us that, individually or in the aggregate, would have a material adverse affect on our business, results of operations or financial condition. However, we do encounter frequent claims, threats, demands and litigation from third parties not included herein which management does not believe materially affect our current business operations. Some of the proceedings indicated herein are events which have occurred subsequent to the date of this report but are considered material and as such have been included with this report.

SEC Investigation.

We have received an Order Directing Private Investigation and Designating Officers to Take Testimony from the Securities and Exchange Commission (the “Commission”), dated September 10, 2007. Our directors and officers and certain other employees and former employees and attorneys have also received subpoenas from the Commission. We cannot predict the outcome of the investigation. If the Commission brings an enforcement and/or administrative action against us, it could result in, among other items, a civil injunctive order or an administrative cease-and-desist order being entered against us, in addition to the imposition of a significant civil, or potentially criminal, penalties. Moreover, the Commission investigation and/or any subsequent action could affect adversely our ability to have our common stock listed on a stock exchange and/or quoted over the counter, our ability to sell our securities and/or have our securities registered with the Commission and/or in various states, any or all of which could jeopardize our financial viability. The Company has cooperated with the Commission and has produced documents in response to various subpoenas. As of the date of filing, the investigation continues and is likely to continue to result in additional significant legal costs and expenses as well as other resources, including the management time and attention. This investigation and any subsequent action could provide a basis for additional lawsuits which may result in substantial legal costs and expenses to us, which, in turn, could adversely impact results of operations.

e-Smart Technologies, Inc., et al. v. ID Smart, et al. and related matters.

On or about September 11, 2006, the Company and IVI filed a civil action in the United States District Court for the Northern District of California against certain former consultants and a former Company executive for misappropriation of trade secrets and related claims. A similar action was filed on or about June 13, 2007 in Hawaii state court, with some additional claims and additional defendants and the Hawaii matter is currently inactive. The defendants have filed counter-claims which the Company believes are without merit. On or about January 5, 2009 Company was granted its motion for partial summary judgment on the Company’s claims in the Northern District of California action. Various delays have ensued primarily due to the Defendants’ need to obtain new counsel. A status conference with the court is set for June 22, 2009. Although the Company believes its claims are meritorious, as with any litigation, no assurances can be given as to the outcome.

ID Smart, et al. adv. IVI Smart Technologies, Inc., et al.

On or about October 4, 2007, certain of the Defendants in the Northern District of California action filed a separate lawsuit in the United States District Court for the Southern District of California, challenging the validity of Patent #7,278,025 B2, issued to IVI and licensed to the Company for Asia, China and the United States. On September 2, 2008, the District Court dismissed the case without prejudice due to a lack of case or controversy. No appeal was taken.

Occupational Safety and Health Administration Claim.

On or about January 23, 2008 a claim was filed by Richard Barrett, a former employee, with the Occupational Safety and Health Administration (“OSHA”) in San Francisco, California against the Company. The Company believes that such a claim is without merit and intends to vigorously defend the subject claim.

Legal Malpractice Lawsuit Settlement.

On June 10, 2008, the Company and related parties filed a Complaint against Thelen Reid Brown Raysman & Steiner LLP, and certain attorneys associated with such law firm (collectively “Thelen”) in the Supreme Court of New York, New York County. In March 2009 the parties agreed to a confidential settlement of the case. The Parties, jointly and severally, acknowledged and agreed that the settlement terms, including but not limited to the amount of the settlement, the Settlement Agreements, and any and all negotiations and records related thereto remain confidential.

Shareholders Derivative Action.

On or about October 27, 2008, a Shareholder Derivative suit was filed by Douglas Borwick in the United States District Court for the Southern District of New York. On March 16, 2009, the Judge Ordered the case dismissed without prejudice.

Involuntary Bankruptcy Petitions.

On October 30, 2008, certain individuals claiming to be creditors of the Company filed a petition for Involuntary Bankruptcy in the U.S. Bankruptcy Court, Southern District of New York (“Bankruptcy Court”) requesting relief from the Bankruptcy Court under Chapter 7 of the U.S. Bankruptcy Code as against the Company, IVI Smart Technologies, Inc. and Intermarket Ventures, Inc. (collectively the “Petitions”).

On April 29, 2009, a hearing was held before the Honorable Robert D. Drain in the Bankruptcy Court and the Court ordered that the Petitions, and each of them, be withdrawn with prejudice.

Taxes

Federal and California taxes are past due. The Company is in touch with two IRS agents, one for e-Smart and one for IVI. Both agents are collection agents assigned to collect the balance due for payroll taxes based on the quarterly tax returns which are being filed timely. The Company has and is continuing to make payments to them. The payments for e-Smart are greater than the increase in liability being incurred on a monthly basis. In the case of IVI the quarterly liability is greater than the payments made so far. The IVI agent has set the date of June 12, 2009, for IVI to get current on ongoing payroll, and either pay off the outstanding balance or obtain an approved payout agreement. The California agent has consolidated both company cases and payments have been made.

The Company cannot predict the possible damage to the Company from any of the above ongoing or future cases which could result in severe damage or possible dissolution of the Company.

ITEM 8-	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2007, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation and the identification of the material weaknesses in our internal control over financial reporting described below, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2007, our disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted, with the participation of our Chief Executive Officer and our Chief Financial Officer, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of December 31, 2008. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of December 31, 2007:

Stock Transactions

Upon examination of the stock transactions, we noted the following deficiencies: Many of the stock transactions lacked proper indication of issuance, cancellation, or redemption.

Corporate Minutes

We noted that the Company’s board minutes are not always current. Minutes serve as a record of the events of the board meetings and should document all important topics discussed and decisions reached. Board minutes can be a crucial document in the event of future legal matters and in documenting compliance with IRS regulations and other regulatory issues.

Corporate Minutes: Missing Signatures

Our audit testing disclosed that signatures were missing on most of the minutes, and the ones that were signed were frequently signed several months after the date of the appropriate meeting. Minutes should be signed by the Board Secretary to serve as an authentication of the minutes.

Conflicts of Interest Policy Needed

We noted that does not have a formal policy regarding employee conflicts of interest. In recent years, issues of conflicts have become much more in view and many companies have elected to develop or formalize such a policy. This is especially important considering the magnitude of related part transactions This policy should identify all business relationships and other dealings between the Company and its officers, directors, key employees and other such parties with whom Company conducts business.

Inadequate Interdepartmental Communication

While conducting our audit, we detected numerous instances of inadequate interdepartmental communication within the organization. This includes communication between the Company and its outsourced consultants. Often times, this included frequent misunderstandings that led to significant inaccurate information. These conditions can have an extremely negative impact on internal efficiencies of accounting and operational systems.

Support for Loans Payable and Intercompany transactions

During our audit, we noted that in several instances where loans were made or received without a signed loan agreement or having a note payable prepared and executed as appropriate evidence. In order to show that such loans are made on terms comparable to terms for loans from unrelated parties, a loan agreement, or note payable, showing the interest rate charged and the repayment schedule should be prepared for all such loans.

Board Management and Involvement

The organization would benefit from greater support and involvement from the governing Board.

Board Meetings

Our audit procedures disclosed that Company does not have regular board meetings. Board meetings can be crucial in documenting compliance with IRS regulations and other regulatory issues. It is recommended that Company have at least monthly meetings of the Board of Directors. Discussion minutes of the meeting should be taken to clearly document all decisions made and approved by the Board. The minutes should also be retained as evidence of the meeting and related actions.

Accounting Staffing Needs to Do Year-End Accounting

The Company’s accounting staff requires adequate training to become familiar with the necessary procedures to complete the year-end accounting. In time, the condition of the accounting records should become better.

Accounting Department Understaffed

In performing our audit, we noted that the Company is experiencing significant delays in its accounting and reporting processes. The neglect of accounting duties contributes to delays in processing accounting information, including cash receipts and cash disbursements processing. This, we believe, is a situation that breeds inefficiency and weakens internal controls. Constant problems in receiving timely and current financial information can significantly impact management’s ability to effectively guide an organization. Critical areas such as financial analysis, budgetary control, and cash flow can all be negatively impacted.

We feel the process is lacking a higher-level supervisory or review function typically performed by a Chief Financial Officer (CFO) or equivalent. Many of the special accounting issues for high tech companies have become increasingly complex and require extensive expertise to ensure that the accounting and reporting are accurate and in accordance with applicable standards. A CFO either hired or contracted and possibly on a part-time basis, would provide the needed higher-level accounting supervisory role consistently throughout the year. This function could also be structured to allow for better compliance with current Sarbanes-Oxley standards.

Accounting Discipline

During our audit process, we encountered inconsistencies in the supporting schedules of the following: fixed assets, inter-company accounts, and equity transactions. Complete and accurate supporting schedules are necessary for complete and accurate financial statements. We feel that the root of this problem may be the lack of education and training in this area.

Audit Committee Needed

In an effort to improve communications between management, Board Members, and the auditor, we suggest the establishment of an audit committee to assist the Members of the Board in accomplishing their fiduciary duty and responsibility to the Company in the financial realm.

Appoint an Audit Committee Financial Expert

We noted that no particular member has specialized training in the finance and accounting area. As referenced in the Sarbanes-Oxley Act of 2002, a “financial expert” is defined as one who has knowledge of the following:

•	Generally accepted accounting principles

•	Preparation of audited financial statements

•	Accounting for estimates, accruals, and reserves

•	Internal accounting controls

•	Audit committee functions

We completely agree that the effectiveness of the Audit Committee is partially dependent on the member’s knowledge of and experience in auditing and financial matters.

Because of the material weaknesses noted above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2008, based on Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by COSO.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

We are in the process of implementing remediation efforts with respect to the material weaknesses noted above as follows:

•

In 2008 and 2009 the Company improved its accounting department by hiring a Chief Financial Officer (CFO) in the Korean office and an assistant controller in the New York office as well as an outside accounting firm to supervise the department and to work with them to improve the quarter-end and year-end accounting procedures. It definitely has a positive impact on accounting discipline. Currently, the CFO is working with the assistant controller to maintain all source documentations of stock transactions, proper loan documentations, and interdepartmental communications.

•	Since 2008 the executive secretary in the New York office is responsible for maintaining proper minutes of Board meetings and telephone conferences.

•

Since the Company’s Board meetings were held through conference calls, the Board minutes were not signed until a several months after the date of the meeting, a concentrated effort is now being made to assure the board minutes are signed timely.

•	The Company is implementing a policy of monthly board meetings with appropriate minutes signed in a timely matter.

•	The Company will have a formal policy regarding employee conflicts of interest drafted and implemented in 90 days.

•	Currently, the Board of Director is acting in the capacity of an audit committee and will consider establishing a formal audit committee in the future.

We believe the foregoing efforts will enable us to improve our internal control over financial reporting. Management is committed to continuing efforts aimed at improving the design adequacy and operational effectiveness of its system of internal controls. The remediation efforts noted above will be subject to our internal control assessment, testing and evaluation process.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Commission that permit the company to provide only management’s report in this quarterly report.

Lack of Consent from Prior Auditor

The Company has sought permission from its prior financial auditing firm and as of the date of filing has not received consent from such auditor for the release of their prior work including audited financial statements of the Company. The Company intends to pursue this matter until resolved. However, there is no certainty that the Company will be successful in receiving consent from the subject auditing firm as requested.

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table sets forth: (1) names and ages of all persons who presently are and who have been selected as the Company’s directors; (2) all positions and offices with us held by each such person; (3) the term or office of each person named as a director; and (4) any period during which he or she has served as such:

Name	Duration and Date of Expiration of Present Term	Position and Office with our Company	Age and Director Since
Mary A. Grace	One year to 6/30/08	President, CEO, CFO, and Director	59 - 2001

Charles R. Black	One year to 6/30/08	Director	55 - 2006

Elliot H. Cole	One year to 6/30/08	Director	73 - 2005

Thomas J. Volpe	One year to 6/30/08	Director	72 - 2005

There is no understanding or arrangement between any directors or any other person or persons pursuant to which such individual, was or is to be, selected as one of the Company’s directors or as a nominee.

The following table sets forth the names and ages of each of the Company’s executive officers:

Mary A. Grace	President, CEO, CFO, and Director	59
Tamio Saito	Executive VP, and CTO	54

Employment Agreements

During the period covered by this Report, the Company did not enter into employment agreements with our key executive officers or directors. See “Certain Relationships and Related Party Transaction” below for a description of the compensation arrangements with Mary A. Grace, our President, Chief Executive Officer and Chief Financial Officer and Tamio Saito, Executive Vice President.

During the period covered by this report an ‘at will’ Employment Agreement, was entered into with Richard Barrett as Chief Operating Officer dated as of May 2007. In October 2007 Mr. Barrett resigned his position.

Business Experience

The following is a brief account of the experience of each of the Company’s directors and executive officers:

Mary A. Grace has been one of the Company’s directors since March 2001, and has also served as President, Chief Executive Officer and Chief Financial Officer since that date. Since April 2001, Ms. Grace has served in the same capacities for IVI, a privately owned Delaware corporation. From 1997 to the current date, Ms. Grace served as Chairman, President and Chief Executive Officer of Intermarket Ventures, Inc., a publicly owned Utah corporation. Between 1995 and 1996, Ms. Grace was one of the founders and an executive officer of Asia American Tele-Communications Corporation, a corporation engaged in telephony infrastructure development in Sichuan Province of the Peoples Republic of China. This company was sold to Metromedia Asia Corporation, a subsidiary of Metromedia International Group, Inc., in 1997.

Charles R. Black was elected to the Company’s board of directors in July 2006. Mr. Black is best known as one of America’s leading Republican political strategists and has served as senior advisor to Presidents Reagan and Bush. He also served as a principal public spokesman for President Bush in the 1992 presidential campaign. During 1990, Mr. Black served as chief spokesman for the Republican National Committee and in 2000 Mr. Black also served on President George W. Bush’s campaign as a volunteer political advisor and surrogate spokesman. An attorney with more than twenty-five years of experience in government, public affairs and politics, Mr. Black has managed the successful elections of more than ten members of the U.S. Senate and more than a dozen members of Congress. Mr. Black served as the principal legislative and public affairs advisor to several Fortune 500 companies and trade associations. He served as Co-Chairman of the Civitas Group, LLC., a unique multi-disciplinary security consulting firm. The leadership team at Civitas is an impressive gathering of top security experts, including Robert H. Swindell, who spent nearly two decades with Lehman Brothers as head of its U.S. Technology Banking; David Howe, a former Special Assistant to President George W. Bush and the Senior Director for Emergency Preparedness and Response at the Homeland Security Council at the White House; Penrose “Parney” Albright, former Secretary of Homeland Security for Science and Technology; Richard A. Falkenrath is the former Deputy Assistant to the President and Deputy Homeland Security Advisor and also served as Special Assistant to the President and Senior Director for Policy and Plans within the Office of Homeland Security and Warren Rudman, former U.S. Senator from New Hampshire who served as Chairman of the President’s Foreign Intelligence Advisory Board under President Clinton and was the Co-Chair of the U.S. Commission on National Security.

Elliot H. Cole was elected to the Company’s board of directors in April 2005 having previously served as a member of our Advisory Board. Mr. Cole also serves as a director of IVI Smart Technologies, Inc. Mr. Cole is senior counsel with the firm of Patton Boggs, LLP (Washington, DC); Mr. Cole has practiced corporate law in the nation’s capitol for over 40 years, more than 30 of those years as a partner at Patton Boggs. Patton Boggs, through nearly four decades of practice, has established a reputation for cutting-edge advocacy by working closely with the US Congress and regulatory agencies in Washington. Patton Boggs, for example, has participated in the formation of every major multilateral trade agreement considered by Congress. The firm is a leader in merging public policy expertise getting results in both Washington and throughout the world. The firm is led by partners with extensive backgrounds in government service and with strong ties to both major political parties in order to be effective on Capitol Hill. In addition, Mr. Cole’s expertise includes the representation of early-stage companies. As a counselor of start-ups through mezzanine and later-stage financing, he assists with bringing along to maturity companies in a wide range of businesses. His broad-based contacts with financiers and investors have provided capital and management assistance to a number of firm’s clients over the years. Mr. Cole serves on the boards of numerous business, community and social organizations, and has been a trustee of his alma mater, Boston University, for over 20 years.

Thomas J. Volpe was elected to the Company’s board of directors in April 2005 having previously served as the Company’s Advisory Board Chairman. Mr. Volpe until recently was Senior Vice President, Financial Operations, of The Interpublic Group of Companies, Inc., Vice President and Treasurer of Colgate-Palmolive Company and a Principal of Deloitte, Haskins & Sells. At Interpublic, Mr. Volpe was responsible for the worldwide treasury management of this $7 billion company, including financial analysis, budgeting, approval of all investments, and the financing of mergers and acquisitions worldwide. He performed corporate controller functions, and conducted comprehensive strategic analyses and plans for the successful integration of acquired companies into the parent company. Mr. Volpe was in charge of Interpublic’s global enterprise Y2K security risk analysis, as well as the implementation and coordination of the Y2K security protection needed throughout the company’s operations in 160 countries. During his tenure at Colgate, Mr. Volpe maintained domestic and international banking relationships, negotiated unique global credit and financing arrangements, supervised an investment portfolio of $500 million, restructured $750 million of pension assets, and designed an international risk program constituting captive insurance operations including safety, security and loss prevention.

Executive Officers

Other than Mary A. Grace, whose biography appears above, the Company’s only other executive officer is Tamio Saito.

Tamio Saito currently serves as the Company’s Executive Vice President and Chief Technical Office. Mr. Saito is also the Chief Technical Officer of IVI Smart Technologies and Intermarket Ventures, Inc. Mr, Saito is the lead inventor and listed as inventor of IVI’s patented technologies. Mr. Saito served in various positions at Toshiba, is listed as inventor on a number of US and international patents. Mr. Saito has a degree in Physics from Tohoku University in Japan.

Directorships

Each of the Company’s directors and executive officers has indicated to us that he is not presently a director in any other company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of such act or any investment company registered under the Investment Company Act of 1940.

Family Relationships

No family relationship exists between any of our directors or executive offices.

Involvement in Certain Legal Proceedings

Except as indicated above, no event has occurred with respect to any of our present executive officers or directors or any nominee for director during the past five years which is material to an evaluation of the ability or integrity of such director or officer.

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

Code of Ethics

We have a Code of Ethics that applies to our principal executive officer, principal financial officer, principal technology officer, controller and/or persons performing similar functions.

Independent Directors

After a review of all relevant transactions and relationships of each director (and his family relationships), our board of directors has determined that Charles R. Black and Thomas J. Volpe would be considered independent directors.

ITEM 10.	EXECUTIVE COMPENSATION

Aggregate Compensation Covered

During fiscal years 2005, 2006 and 2007, the aggregate compensation paid to, accrued or set aside for any of our executive officers or directors was $250,000, $2,106,000, and $3,326,166, respectively.

Summary Compensation Table

						Long-Term Compensation
	Annual Compensation					Awards		Payments
Name and Position	Year	Salary	Bonuses	Other		Stock	Options	LTIP	Other

Mary A. Grace, President, CEO, CFO and Director	2005	$250,000	$—	$—	(5)	—	—	—	—
	2006	250,000	—	—	(5)	—	—	—	—
	2007	250,000	—	1,058,000	(1),(5)	—	—	—	—

Tamio Saito, Executive VP, and CTO	2005	—	—	—		—	—	—	—
	2006	56,000	—	—		—	—	—	—
	2007	218,166	—	1,500,000	(2)	—	—	—	—

Charles R. Black, Director Since July 2006	2005	N/A	N/A	N/A		N/A	N/A	N/A	N/A
	2006	—	—	450,000	(3)	—	—	—	—
	2007	—	—	75,000	(4)	—	—	—	—

Thomas J. Volpe, Director Since April 2005	2005	—	—	—		—	—	—	—
	2006	—	—	450,000	(3)	—	—	—	—
	2007	—	—	75,000	(4)	—	—	—	—

Elliot H. Cole, Director Since April 2005	2005	—	—	—		—	—	—	—
	2006	—	—	450,000	(3)	—	—	—	—
	2007	—	—	75,000	(4)	—	—	—	—

Gary S. Messina, Director July 2006 – June 2007	2005	N/A	N/A	N/A		N/A	N/A	N/A	N/A
	2006	—	—	450,000	(3)	—	—	—	—
	2007	—	—	75,000	(4)	—	—	—	—

Totals	2005	$250,000	$—	$—	(5)	—	—	—	—
	2006	306,000	—	1,800,000	(3),(5)	—	—	—	—
	2007	468,166	—	2,858,000	(1),(2)(3),(4),(5)	—	—	—	—

(1)	Represents the grant, pursuant to approval of the board, of 8,950,000 common shares on October 31, 2007 and 20,000,000 common shares on December 4, 2007, at 100% of market value.
(2)	Represents the grant, pursuant to approval of the board, of 12,500,000 common shares on May 9, 2007, at 100% of market value,
(3)	Includes the grant on July 13, 2006, of 2,500,000 common shares to each of the outside directors at 100% of market value, which grants were ratified by the board during July 2007.
(4)	Includes the grant, pursuant to approval of the board, of 2,500,000 common shares to each of the outside directors on November 5, 2007, at 100% of market value.
(5)	Includes accrued and deferred salary of $250,000 per year due to Mary A. Grace, the Company’s President and CEO for 2005, 2006 and 2007. Does not include, Mary Grace’s accrued and deferred annual salaries of $250,000 as President and CEO of IVI Smart Technologies, Inc., for 2005, 2006, 2007 and earlier and $250,000 as President and CEO of Intermarket Ventures, Inc. for 2005, 2006, 2007 and earlier the aggregate amount of which deferred salaries has accumulated to $1,750,000 and $2,500,000, respectively. During the periods of accrual and deferment of salary, the respective companies have agreed to pay all of Ms. Grace’s expenses, including all lodgings, food, clothing dental, medical, and preventative and alternative medical, travel, entertainment, public relations and any and all other expenses, at any time and place where Ms. Grace is engaged in conducting company business. Any expenses deemed strictly personal and unrelated to business by the companies’ auditors be are deducted from the total deferred compensation owed Ms. Grace. This does not include loans from Ms. Grace to Intermarket of approximately $2 million.

Option/SAR Grant Table

During the fiscal year ended December 31, 2007, the company’s board or directors approved options for the company’s officers, directors, advisory board members, inventors, engineers and consultants. Such options may not be formerly granted until the adoption the company’s options plan, which is anticipated to be submitted for shareholder approval in 2008. All such options will be subject to the terms of such stock options plan.

Aggregate Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table

During the fiscal year ended December 31, 2007, no stock options or freestanding SAR’s were exercised.

Long-Term Incentive Plans – Awards in Last Two Fiscal Years

During the fiscal year ended December 31, 2007, the company’s board or directors approved options for the company’s officers, directors, advisory board members, inventors, engineers and consultants. Such options may not be formerly granted until the adoption the company’s options plan in 2008. All such options will be subject to the terms of such stock options plan.

Warrants

During the fiscal year ended December 31, 2007, no warrants to purchase shares of our common stock were issued or exercised.

Compensation of Directors and Advisors

During the fiscal year ended December 31, 2007, each of the Company’s four outside directors and two members of its advisory board received 2,500,000 and 500,000 common shares, respectively, for their services. The aggregate market value of the foregoing shares, based upon their date of issue, was $330,000. The share issuances were approved by the board in July 2007. The Company has agreed to implement a share compensation plan during 2008, which share compensation plan will be subject to shareholder approval.

Employment Contracts and Termination of Employment, and Change in Control Arrangements

The Company’s President & CEO Mary A. Grace, and Tamio Saito as our executive officers are employed pursuant to the terms of employment agreements and Richard Kim and our e-Smart Korea Employees previously entered into Employment Agreements with the Company. Management of the Company’s business and operations has been outsourced to the management executives and officers of eSmart Korea headed by Managing Director Richard Kim.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Set forth below are the number of shares of our Common Stock, $.001 par value per share, owned beneficially, or known by us to be owned beneficially, by any director, executive officer or holder of more than 5% of any class of such security at June 2, 2008:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class (5)
IVI Smart Technologies, Inc. 526 West 26th Street Suite 710 New York, NY 10001	1,140,858,075	(1)	61.01%

Intermarket Ventures, Inc. 526 West 26th Street Suite 710 New York, NY 10001	132,096,027		7.06%

Mary A. Grace 526 West 26th Street Suite 710 New York, NY 10001	39,200,000	(2),(3)	2.10%

Tamio Saito 526 West 26th Street Suite 710 New York, NY 10001	15,000,000	(4)	0.64%

(1)

Represents the as converted common share equivalent of the 17,500,000 shares of Series A Preferred outstanding, which may be converted to common shares on the basis of 65.191890 common shares per each share of Series A Preferred.

(2)	Does not include approximately 39,628,808 shares of our common stock which may be attributable to Ms. Grace by virtue of her 30% equity ownership of Intermarket Ventures, Inc.
(3)

Does not include: (i) an aggregate of 9,050,000 shares owned of record by James Michael Phelan; or (ii) an aggregate of 9,175,000 shares owned of record by John Daniel Phelan, each adult sons of Mary Grace, neither of whom reside with her; (iii) an aggregate of 300,000 shares owned by Michele, Steven and Virginia Grace, family of Mary Grace, none of whom reside with her; or (iv) an aggregate of 950,000 shares owned of record by David N. Phelan, Ms. Grace’s former spouse. Ms. Grace disclaims beneficial ownership of the shares owned by her former spouse, adult children, and her family.

(4)	Does not include approximately 13,609,203 shares of our common stock which may be attributable to Mr. Saito by virtue of his 10% ownership of Intermarket Ventures, Inc.
(5)	Based upon 729,053,509 common shares outstanding at June 2, 2008, including the as converted common stock equivalent of the 17,500,000 shares of Series A Preferred (1,140,858,075 common shares).

Security Ownership of Management

Set forth below are the number of shares of our Common Stock, $.001 par value per share owned beneficially by each of our executive officers and directors and by all of our executive officers and directors as a group at June 2, 2008:

	Ownership		Percent(5)
Mary A. Grace 526 West 26th Street, #710 New York, NY 10001	39,200,000	(1)(2)	2.09%

Tamio Saito 526 West 26th Street # 710 New York, NY 10001	15,000,000	(3)	0.80%

Charles B. Black 526 West 26th Street, #710 New York, NY 10001	5,000,000	(4)	0.27%

Thomas J. Volpe 526 West 26th Street, #710 New York, NY 10001	5,000,000	(4)	0.27%

Elliott H. Cole 526 West 26th Street, #710 New York, NY 10001	5,000,000	(4)	0.27%

All officers and directors as a group of five persons	69,200,000	(1),(2),(3),(4)	3.70%

(1)	Does not include: (i) an aggregate of 9,050,000 shares owned of record by James Michael Phelan; or (ii) an aggregate of 9,175,000 shares owned of record by John Daniel Phelan, each adult sons of Mary Grace, neither of whom reside with her; (iii) an aggregate of 300,000 shares owned by Michele, Steven and Virginia Grace, family of Mary Grace, none of whom reside with her; or (iv) an aggregate of 950,000 shares owned of record by David N. Phelan, Ms. Grace’s former spouse. Ms. Grace disclaims beneficial ownership of the shares owned by her former spouse, adult children, and her family.
(2)	Does not include approximately 39,628,808 shares of our common stock which may be attributable to Ms. Grace by virtue of her 30% equity ownership of Intermarket Ventures, Inc.
(3)	Does not include approximately 13,609,203 shares of our common stock which may be attributable to Mr. Saito by virtue of his 10% ownership of Intermarket Ventures, Inc.
(4)	Includes the grant, pursuant to approval of the board, of 2,500,000 common shares on July 13, 2006, and 2,500,000 common shares on November 5, 2007, to each of the outside directors at 100% of market value.
(5)	Based upon 729,053,509 common shares outstanding at June 2, 2008, including the as converted common stock equivalent of the 17,500,000 shares of Series A Preferred (1,140,858,075 common shares).

Changes in Control

There have been no changes in control of the company during the fiscal year ended December 31, 2007.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2007, with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance, aggregated as follows: (i) all compensation plans previously approved by security holders; and (ii) all compensation plans not previously approved by security holders.

Equity Compensation Plan Information

	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS, AND RIGHTS	WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS, AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCES UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN

Equity compensation plans approved by security holders	None	$	None

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to the Plan of Recapitalization, IVI received 17,500,000 shares of the Series A Preferred in exchange for their forgiveness of amounts owed by the Company, the surrender of their common stock interest. Shares of the Series A Preferred are convertible into shares of common stock at a conversion ratio of 65.191890 shares of common stock for each share of Series A Preferred. Holders of Series A Preferred are entitled to vote their shares on an “as converted” basis with the outstanding common stock and as a result represented approximately 61% of the total number of shares outstanding on June 2, 2008. IVI is a principal shareholder of the Company. Intermarket Ventures, Inc. is the principal shareholder of IVI. Mary A. Grace, our President, CEO and CFO, is a director, CEO and a principal stockholder of IVI, and its shareholder Intermarket. Tamio Saito, our Senior VP and CTO, is also an executive officer and a principal stockholder of IVI and Intermarket. The company licenses all of its technology from IVI.

Mary Grace, the Company’s President and CEO, accrues and defers her annual salary of $250,000. Ms. Grace is also entitled to a salary of $250,000 as President and CEO of IVI Smart Technologies, Inc. and $250,000 as President and CEO of Intermarket Ventures, Inc., both of which have been accrued and deferred. The aggregate amount of such deferred compensation due by all three entities has accumulated to $4,250,000 as a loan entitled to priority rights. During the period of accrual and deferment of salary by Ms. Grace, the Companies have agreed to pay all of Ms. Graces expenses, including lodgings, food, clothing dental, medical, and preventative and alternative medical, travel, entertainment, public relations marketing, and any and all other expenses, at any time and place where Ms. Grace is conducting company business. Any expenses deemed to be strictly personal and unrelated to business by the companies’ auditors are deducted from the total deferred compensation owed Ms Grace by the respective companies.

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K

3(i)*	Articles of Incorporation of Boppers Holdings, Inc., filed July 15, 1997, as amended August 11, 2000, as further amended December 22, 2000.

3(ii)*	Bylaws of e-Smart Technologies, Inc.

3(a)*	Certificate of Amendment to Articles of Incorporation dated May 30, 2007

10(a)*	Exclusive Use and Distribution Agreement, dated as of October 26, 2001, by and between IVI Smart Technologies, Inc. & e-Smart Technologies, Inc.

10(b)*	Exclusive Use and Distribution Agreement, dated as of September 1, 2000, between Intermarket Ventures, Inc. and e-Smart Systems, Inc.

10(c)*	Amended License Agreement dated December 8, 2007, by between IVI Smart Technologies, Inc. and e-Smart Technologies, Inc.

10(d)*	Exclusive Use and Distribution Agreement, dated as of September 6, 2001, by and between IVI Smart Technologies, Inc. and e-Smart Technologies, Inc.

10(e)*	Exclusive Use and Distribution Agreement, dated August 27, 2000, by and between e-Smart Systems, Inc. and Newco (i.e., e-Smart City Card Co. Ltd., a Chinese JV company).

10(f)*	Advisory and Occupancy Services Agreement, dated May 29, 2003, but retroactively effective to January 1, 2001, by and between Associated Business Group, Inc. and e-Smart Technologies, Inc.

10(g)*	Compensation Settlement and Employment Agreement, dated as of November 15, 2003, by and between e-Smart Technologies, Inc. and Mary A. Grace.

10(h)*	Research and Development Services Agreement, dated as of January 1, 2001, and reduced to writing on May 29, 2003, by and between Big Bang Technologies, Inc and e-Smart Technologies, Inc.

10(i)*	E-Smart Technologies, Inc. 2003 Long Term Incentive Plan adopted December 1, 2003.

10(j)*	Master Teaming Agreement, dated as of February 27, 2004, by and between Samsung SDS Co., Ltd. and e-Smart Korea, Inc.

10(k)*	Cooperation Agreement, dated February 27, 2004, by and among e-Smart Technologies, Inc., Guo Xin Well-tel Technology Co., Ltd., and EarthNetMedia Trading Corporation.

10(l)*	Mutual Cooperation Agreement, dated February 25, 2004, by and between Daewoo International Corporation and e-Smart Korea, Inc.

10(m)*	Agreement with the Ministry of Transportation and Communication and the Republic of Kyrgyzstan’s Supervisory Institute for e-Government dated April 4, 2004 (the Kyrgyzstan Agreement”).

10(n)*	Agreement with the Ministry of Economy of the Republic of Uzbekistan, Uzbekistan Uzbekprom Association and the Bank Association of the Republic of Uzbekistan dated August 13, 2004 (the “Uzbekistan Agreement”).

10(o)*	Agreement with P.T. Primrose Gantari Indonesia dated November 8, 2004 (the “Indonesia Agreement”).

10(p)*	Agreement with the Samsung Student Card Project Agreement with Samsung SDS Co., LTD., and Kobile Inc. dated December 3, 2004 (the “Student Card Agreement”),

10(q)*	Agreement with Mybi Co, Ltd. dated December 3, 2004 (the Mybi Agreement”)

10(r)*	Notice and Consent, dated as of January 1, 2001, to that certain Exclusive Use and Distribution Agreement, dated as of September 1, 2000, between Intermarket Ventures, Inc. and e-Smart . Systems, Inc.

10(s)*	Extinguishment of Indebtness and Stock Purchase Agreement entered into between IVI Smart Technologies, Inc. and e-Smart Technologies, Inc.

10(t)*	Certificate of Designation dated August 7, 2008

10(u)*	Press Release e-Smart Technologies, Inc. Shareholder Conference Call on December 28, 2007

23.1*	Consent of Independent Registered Public Accounting Firm.

23.2*	Certificate of Designation of Series A Preferred Stock dated May 7, 2008

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed

Reports on Form 8-K

During the last quarter of the fiscal year ended December 31, 2007, no reports on Form 8-K were filed on May 4, 2007. EX-10.(b) 2 dex10r.htm EXTINGUISHMENT OF INDEBTEDNESS AND STOCK PURCHASE AGREEMENT DATED MARCH 15, 2007

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

On January 3, 2006, we engaged Horowitz & Ullmann, P.C. (“H&U”) as our registered independent accountants to review the condensed quarterly financial statements previously included in our Form 10-QSB Quarterly Reports for June 30, 2005, and September 30, 2005, and audit our annual consolidated financial statements for the fiscal year ended December 31, 2005. Through December 31, 2006, we have paid H&U an aggregate of $104,490 in fees for its professional services rendered in connection with the audit engagements. Rosenberg Rich Baker Berman & Company was our independent accountants for 2004 and prior.

On January 29, 2009, we engaged Rotenberg & Co., LLP (“Rotenberg”) as our registered independent accountants to prepare the Company’s 2007 and 2008 Forms 10K. We have paid Rotenberg an aggregate of $45,000 in fees for its professional services rendered in connection with the 2007 audit engagement.

Audit-Related Fees

In addition, we have paid H&U $20,645 for their services in connection with reviewing our Forms 10-QSB for the two years ended December 31, 2007.

Tax Fees

There were no fees billed to us during the two fiscal year ended December 31, 2007, for professional services of H&U or Rotenberg for tax compliance and related tax services regarding prior year tax returns.

All Other Fees

There were no in fees paid during the two fiscal year ended December 31, 2007, for services rendered by Rotenberg other than the services described in the previous three paragraphs.

The engagement of Rotenberg to render audit or non-audit services requires the prior approval of our Board of Directors since we do not yet have an audit committee of our Board of Directors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 27, 2009

e-Smart Technologies, Inc.

By:	/s/ Mary A. Grace
Mary A. Grace, President,
Chief Executive Officer

/s/ Tamio Saito
Tamio Saito
Chief Technology Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Mary A. Grace
Mary A. Grace, Director

Dated: May 27, 2009

By:	/s/ Charles B. Black
Charles B. Black, Director

Dated: May 27, 2009

By:	/s/ Elliot H. Cole
Elliot H. Cole, Director

Dated: May 27, 2009

By:	/s/ Thomas J. Volpe
Thomas J. Volpe, Director

Dated: May 27, 2009

Exhibit Index

Exhibit No.	Description
31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.